Form 10-Q
period 1996-06-30
TECHFORCE CORP
filed 1996-08-13
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   _________

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                               --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------

                         Commission file number 0-27204

                             TECHFORCE CORPORATION
- ------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           GEORGIA                                    58-2082077
- ------------------------------------------------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

15950 Bay Vista Drive, Clearwater, Florida                               34620
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code (813) 532-3600
                                                   ----------------------------

- -------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

  Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes      X       No
     ---------      -----------


      As of August 6, 1996, there were 7,929,562 shares of the issuer's common stock outstanding.

                             TECHFORCE CORPORATION

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1996

                                     INDEX
                                     -----


PART I.         FINANCIAL INFORMATION                               PAGE NO.
- ------          ---------------------                               --------

Item 1          Financial Statements....................................  1

                .Consolidated Balance Sheet.............................  1

                .Consolidated Statements of Income......................  2

                .Consolidated Statements of Cash Flows..................  3

                .Notes to Consolidated Financial Statements.............  4

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........  6

PART II.        OTHER INFORMATION
- --------        -----------------

Item 1          Legal Proceedings....................................... 14

Item 2          Changes in Securities................................... 14

Item 3          Defaults Upon Senior Securities......................... 14

Item 4          Submission of Matters to a Vote of Shareholders......... 14

Item 5          Other Information....................................... 14

Item 6          Exhibits and Reports on Form 8-K........................ 14

SIGNATURES
- ----------

Signatures.............................................................  15

EXHIBIT INDEX
- -------------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                (In thousands)


                                  ASSETS                                             June 30, 1996   December 31, 1995
                                                                                     -------------  -- --------------
                                                                                   (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                       $     1,758      $       565
   Investments                                                                           3,228           12,424
   Accounts receivable, net of Allowance for Doubtful Accounts                          12,839           12,137
     of $895,000 and $200,000 at June 30, 1996 and Dec 31, 1995 respectively
   Inventories                                                                           5,035            3,321
   Prepaid expenses/Other Assets                                                         2,223              437
                                                                                   -----------      -----------
      Total current assets                                                              25,083           28,884
                                                                                   -----------      -----------

PROPERTY, PLANT AND EQUIPMENT
   Leasehold improvements                                                                  587              456
   Office furniture and fixtures                                                         4,145            3,294
   Replacement parts                                                                     8,472            7,606
   Equipment held for rental                                                               977              453
                                                                                   -----------      -----------
                                                                                        14,181           11,809
   Less accumulated depreciation                                                        (4,744)          (3,361)
                                                                                   -----------      -----------
      Total property, plant and equipment, net                                           9,437            8,448
                                                                                   -----------      -----------
NET INVESTMENT IN SALES TYPE LEASES                                                      4,402              113
                                                                                   -----------      -----------
ORGANIZATION COSTS AND OTHER ASSETS                                                        785              861
                                                                                   -----------      -----------
      Total assets                                                                 $    39,707      $    38,306
                                                                                   ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                $     3,305      $     1,253
   Accrued expenses                                                                      1,786            3,078
   Accrued contract labor                                                                  778            1,624
   Current maturities of long term debt                                                  1,677            1,615
   Line of credit                                                                         -                -
   Deferred revenue                                                                      3,673            1,894
                                                                                   -----------      -----------
                                                                                        11,219            9,464
                                                                                   -----------      -----------

LONG-TERM DEBT AND DEFERRED REVENUE                                                      1,977            2,735
                                                                                   -----------      -----------

STOCKHOLDERS' DEFICIT
   Common stock                                                                             79               79
   Additional paid in capital                                                           27,639           27,634
   Retained deficit                                                                     (1,207)          (1,606)
                                                                                   -----------      -----------
                                                                                        26,511           26,107
                                                                                   -----------      -----------

      Total liabilities and stockholders' deficit                                  $    39,707      $    38,306
                                                                                   ===========      ===========


                    TECHFORCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                       Three months ended                     Six months ended
                                            June 30,                               June 30
                                 ------------------------------         ----------------------------
                                       1996           1995                  1996          1995
                                 -------------    -------------         ------------   -------------
Revenues:
  Services                               7,260            9,035                16,615         15,979
  Hardware                               6,081            4,075                13,953          6,394
    Total revenues                      13,341           13,110                30,568         22,373
                                 -------------    -------------         -------------   ------------

Direct costs:
  Services                               5,668            5,905                12,039         10,804
  Hardware                               4,142            2,912                 9,814          4,528
    Total direct costs                   9,810            8,817                21,853         15,332
                                 -------------    -------------         -------------   ------------

Gross Margin:
  Services                               1,592            3,130                 4,576          5,175
  Hardware                               1,939            1,163                 4,139          1,866
    Total gross margin                   3,531            4,293                 8,715          7,041
                                 -------------    -------------         -------------   ------------

Gross Margin:
  Services                              21.9%            34.6%                 27.5%          32.4%
  Hardware                              31.9%            28.5%                 29.7%          29.2%
    Total gross margin                  26.5%            32.7%                 28.5%          31.5%
                                 -------------    -------------         ------------   ------------

Operating costs
  Selling and marketing                  2,553            1,831                 4,775          3,493
  Research and development                 432              250                   884            428
  General and administrative             1,098              969                 2,210          1,674
  Nonrecurring                             244              160                   244            160
                                         4,327            3,210                 8,113          5,755
                                 -------------    -------------         -------------   ------------

Operating income                          (796)           1,083                   602          1,286

Interest expense, net                       67              280                    69            574
                                 -------------    -------------         -------------   ------------

Income before taxes                       (863)             803                   533            712

Provision for income taxes                 355             (322)                 (134)          (288)
                                 -------------    -------------         -------------   ------------

Net income                                (508)             481                   399            424
                                 =============    =============         =============   ============

Net income per common share              (0.06)            0.08                  0.05           0.07
                                 =============    =============         =============   ============

Weighted average common
  shares outstanding                 7,905,500        6,135,143             8,394,147      6,114,721
                                 =============    =============         =============   ============

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                        Six Months Ended
                                                                            June 30
                                                                      -------------------
                                                                        1996       1995
                                                                      --------   --------
Cash flows from operating activities
        Net income                                                       $399       $424
        Adjustments to reconcile net income to net cash (used in)
          provided by operating activities:
                Depreciation and amortization                           1,383        932
                Changes in operating assets and liabilities              (869)      (569)
                                                                      --------   --------
Net cash provided by operating activities                                 913        787

Cash Flows from investing activities
        Purchase of property and equipment                             (2,372)      (767)
        Investment in sales-type leases                                (5,789)         0
                                                                      --------   --------
Net cash used in investing activities                                  (8,161)      (767)
                                                                      --------   --------

Cash flows from financing activities
        Net borrowings under revolving credit facilities                    0        523
        Repayments of long-term debt                                     (760)      (768)
        Issuances of Common Stock                                           5
                                                                      --------   --------
Net cash used in financing activities                                    (755)      (245)
                                                                      --------   --------

Net decrease in cash and cash equivalents                              (8,003)      (225)

Cash and cash equivalents, beginning of period                         12,989        460
                                                                      --------   --------

Cash and cash equivalents, end of period                               $4,986       $235
                                                                       =======    =======

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


1. NATURE OF BUSINESS

   TechForce Corporation and subsidiaries (collectively, the "Company" and formerly TechForce, a Georgia general partnership) are engaged in the sale, design, on-site installation and maintenance, depot repair and support of computer and data communications networking equipment.

2. BASIS OF FINANCIAL REPORTING

   The condensed consolidated financial statements at June 30, 1996 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2. MAJOR CUSTOMERS

   During the quarter ended June 30, 1996, the following customers individually accounted for more than 10% of the Company's revenue:


                                    Quarter Ended June 30, 1996   Quarter Ended June 30, 1995
                                    ---------------------------   ---------------------------
                                    Amount ($000)   Percentage    Amount ($000)    Percentage
                                    -------------   -----------   -------------    ----------
   Packard Bell Electronics, Inc.      $1,768           13%           $4,418           35%
   Federal Express Company             $1,551           11%           $1,456           11%

   The loss of one of these customers could have a severe impact on the results of the operations of the Company in the near term.

3. TAXES

   The Company's effective tax rate of 25% for the six months ended June 30, 1996, was favorably impacted by non-taxable interest income of $166,308.

4. LEGAL MATTERS

   The Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

5. NEW ACCOUNTING STANDARD


   In October 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS"), "Accounting for Stock-Based Compensation," which the Company is required to adopt in fiscal 1996. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or of disclosing its pro forma effects on net income. The Company's management has not yet determined its method of adoption or the financial statement impact of adopting SFAS No.
   123. Other issued but not yet required FASB standard are not currently applicable or material to the Company's operations.

- ------   ---------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     TechForce provides integrated network support solutions to corporate clients and specialized support services to telecommunications carriers, integrators and manufacturers of PCs, hand-held devices, peripherals and networking equipment on an outsourced basis. The Company provides integrated support solutions for complex, multi-vendor, enterprise-wide networks by combining mainframe channel networking, internetworking, data communications and PC support capabilities. TechForce services include rapid restoration of mission-critical network elements, 7x24 diagnostic and technical support, on-site maintenance, same-day and next-day equipment replacement and depot maintenance, equipment and software staging and network design and installation. The Company also resells networking equipment as a part of integrated support solutions, which provides a base for additional long-term support services agreements.

     The Company began operations in 1991 to outsource various equipment repair projects for FedEx. In 1992, the Company contracted with Packard Bell to provide in-home warranty maintenance, including technical support, onsite and depot repair and on-site call management for Packard Bell PC users. In March 1994, consistent with its strategy to become a provider of integrated support services, the Company purchased inventory, replacement parts and engineering and technical support equipment from AT&T Paradyne that formed the basis for the Company's channel extension product line. This transaction facilitated the Company's entry into integrated support offerings and expanded its customer base to include over 500 customers. As a result of these initiatives, the Company's total revenues have grown from $1.8 million in 1991 to $49.2 million in 1995. The Company completed the initial public offering of 3,100,000 shares of its common stock including 880,000 shares offered by Selling Shareholders in December 1995 with net gross proceeds to the Company of $21.7 million and to the Selling Shareholders of $9 million.

     The Company generates revenues from services provided under maintenance contracts with terms ranging from one to five years and through the sale of its channel extension hardware and the resale of various data network hardware supplied by other manufacturers. In certain cases the Company leases hardware when such financing facilitates increased support opportunities. Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Packard Bell agreement. Revenues from product sales are recognized at the time of delivery. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments, net of executory costs, are recorded currently as revenues and the related costs of the equipment are recorded to cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases for the three months and six months ended June 30, 1996 were $1.9 million and $7.2 million respectively. Amortized interest on such leases totaled $0.2 million for both the three month and six month periods ended June 30, 1996.

     The Company's cost structure consists of direct costs, which include cost of services and cost of hardware, and operating costs, which include selling and marketing, research and development and general and administrative expenses. Cost of service includes all program costs associated with service delivery as well as depreciation on spares inventories held for customer repair requirements, while cost of hardware consists of amounts paid by the Company for the hardware products it sells or leases and related costs. The Company's general and administrative expenses consist primarily of corporate overhead, including salary expense of administrative personnel, office rental expense and legal and accounting fees.

     Management anticipates that revenues from its proprietary channel extension products and services will gradually decrease over the next several years at a rate of less than 10% per year primarily as a result of a steady trend toward open-systems environments. Management does not believe that this gradual decline in revenues will have a material adverse effect on the Company's results of operations and financial condition.

     Although revenues attributable to Packard Bell grew steadily over the past few years, the Company experienced a substantial decline in revenues from Packard Bell during the three months and six months ended June 30, 1996 as compared to the same periods in 1995. Revenues from Packard Bell represented 13% of total Company revenues for the three months ended June 30, 1996 compared to 26% for the three months ended March 31, 1996. This decline in revenue was due to the suspension of new call volumes from Packard Bell during the Company's negotiation with Packard Bell of certain contractual issues related to: payment of invoices, level of accounts receivable from Packard Bell and level of consigned Packard Bell inventory held by the Company. These negotiations culminated in an agreement between the Company and Packard Bell whereby Packard Bell has paid the Company approximately $4.6 million of approximately $8.6 million of dated accounts receivable under discussion at that time and the Company has returned to Packard Bell a substantial portion of Packard Bell consigned inventory held by the Company at that time. The agreement also calls for continued partial payment by Packard Bell based upon the rate at which the Company returns consigned inventory. Finally, the parties have agreed to reconcile their respective records relating to the amount of consigned Packard Bell inventory held by the Company. Operating results for the three months and six months ended June 30, 1996 include a reserve taken by the Company which reflects management's assessment of possible losses related to accounts receivable and/or consigned inventory from Packard Bell. During the negotiations with Packard Bell and in subsequent discussions, Packard Bell has confirmed to the Company its intent to use the Company for approximately 60% of the average monthly call volume experienced by the Company during the three months ended March 31, 1996. As of August 5, 1996, the Company has experienced resumed call volumes at approximately 50% of previous levels and believes that the new call volume levels indicated by Packard Bell will be reached during the three months ending September 30, 1996.

     The Company utilizes a network of independent service providers ("ISPs") with whom it contracts for field service for Packard Bell customers. The company's reliance on ISPs could have a material adverse effect on the Company's competitive position, and as a result, on its results of operations and financial condition, if such ISPs were unable to fulfill their field service obligations in a timely or satisfactory manner and the Company was unable to arrange for other ISPs to perform the obligations of such non-performing ISPs.

     Packard Bell is invoiced monthly and payment is due no later than 30 days after the invoice date, with a penalty of 1.5% of the unpaid balance accruing monthly beginning 60 days after the invoice date. The Company typically has received payment from Packard Bell approximately 100 to 130 days after the billing date, which is generally a longer payment cycle than experienced under the Company's other service contracts. As of June 30, 1996, the Company's receivable from Packard Bell represented approximately 144 days of revenue based on an average day's sales for the six month period ending June 30, 1996. In light of the substantial amount of the Company's total revenues that are attributable to Packard Bell, failure to receive payment in accordance with past practice under the Packard Bell contract could have a material adverse on the Company's cash flow.

     Continued growth of the Company's customer base and its services can be expected to continue to place a significant strain on its administrative, operational and financial resources. The Company's future performance and profitability will depend in part on its ability to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in its business. Furthermore, although the Company has experienced rapid growth in total revenues and has previously been profitable, its limited operating history makes the prediction of future operations difficult. There can be no assurance that the Company's revenue growth will continue in the future or that profitable operating results can be sustained.


PURCHASE OF ASSETS FROM AT&T PARADYNE

     In March 1994, the Company purchased Pixnet XL inventory and replacement parts and various engineering equipment from one of AT&T Paradyne's product divisions and assumed obligations of AT&T Paradyne's Customer Service Organization ("CSO") division to deliver channel extension support services for those products. The Company also acquired a license to the then current Pixnet XL product technology. This transaction facilitated the Company's entry into integrated network support offerings and expanded its customer base to over 500 customers. The purchase price for the assets acquired from AT&T Paradyne was approximately $11 million, comprised of cash payments of approximately $3.1 million, issuance of an 8.0% note payable to AT&T Paradyne in the principal amount of $6.6 million and assumption of certain liabilities. The Company has the right to repay the note at any time.

     The Company did not acquire any management or CSO employees, product managers or infrastructure necessary for the support of the channel extension products. Accordingly, the Company was required to develop and implement an infrastructure to support the acquired assets following the consummation of the transaction. For example, the Company developed a product management and sales force dedicated to the acquired inventory, a field support service network using primarily contracted employees of IBM, an administrative support network using the Company's information systems and administrative staff and a market distribution system compatible with that of the Company. In addition, the Company did not acquire any technology for follow-on products such as the Pixnet XL 5000 product, which was intended by AT&T Paradyne to be the successor to the inventory of Pixnet XL product units purchased by the Company.

     The Company's use of the acquired assets since the consummation of the AT&T Paradyne transaction reflects a different strategy from that used by AT&T Paradyne with respect to those assets. While AT&T Paradyne emphasized the sale of channel extension products and made channel extension services available principally to support the sale of such products, the Company emphasizes the sale of a broader range of integrated support services to customers who may also require channel extension products. The Company does not intend to grow its market for the Pixnet XL product line acquired from AT&T, but instead seeks to leverage corporate customer relationships established through the sale of Pixnet XL product offerings into sales of integrated support service offerings to the same customer base. As such, the Company has not manufactured new entries in the Pixnet XL product line and has devoted only limited research and development efforts to sustaining development of the Pixnet XL product line.

     However, to enhance its competitive position in the channel extension marketplace and to provide the Company's Pixnet XL customers with the ability to migrate to higher bandwidth applications, the Company entered into a partnership arrangement with Computerm Corporation in June of 1996, whereby the Company may market and service Computerm's Virtual Mainframe Channel products. Computerm Virtual Mainframe Channel products provide for these higher bandwidth applications, where data compression can add the most value and results in significant cost savings to the customer.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Total revenues.  Total revenues increased 1.8% from $13.1 million for the
     --------------
three months ended June 30, 1995 to $13.3 million for the three months ended June 30, 1996 due to increased revenues from hardware sales and leases offset by declines in service revenues from Packard Bell.

     Service  revenues.  Revenues from services decreased 19.6% from $9.0
     -----------------
million (68.9% of total revenues) for the three months ended June 30, 1995 to $7.3 million (54.4% of total revenues) for the three months ended June 30, 1996. This decrease was attributable to decreases in Packard Bell service revenues offset by increased service revenues associated with the Company's channel extension product line and from new enterprise network support services developed by the Company. Revenues from Packard Bell for the three months ended June 30, 1996 decreased by 60.0% while revenues from the channel extension and new enterprise network support service offerings increased by 24.7% as compared to revenues from these services for the three months ended June 30, 1995.

     Hardware  revenues. Revenues from hardware products increased 49.2% from
     -------------------
$4.1 million (31.1% of total revenue) for the three months ended June 30, 1995 to $6.1 million (45.6% of total revenues) for the three months ended June 30, 1996 due to an increase in revenues from the resale and lease of other manufacturers' hardware of $2.2 million.

     Cost of Service. Cost of service decreased 4.2% from $5.9 million (65.5% of
     ---------------
service revenues) for the three months ended June 30, 1995 to $5.7 million (78.1% of service revenues) for the three months ended June 30, 1996. This decrease was caused primarily by the decline in business volumes from Packard Bell. Service costs related to Packard Bell did not decrease proportionately with decreases in revenues, however, due to the Company's decision to leave in place certain infrastructure to support future Packard Bell business during its negotiations with Packard Bell. Packard Bell service costs were also impacted by reserves for losses related to accounts receivable and/or consigned inventory taken by the Company for the three months ended June 30, 1996.

     Cost of Hardware. Cost of hardware increased 42.9% from $2.9 million (71.1%
     ----------------
of hardware revenues) for the three months ended June 30, 1995 to $4.1 million (68.1% of hardware revenue) for the three months ended June 30, 1996. This increase was caused primarily by increased hardware sales.

     Gross Margin. Overall gross margin decreased 17.7% from $4.3 million, or
     ------------
32.7% of total revenues, for the three months ended June 30, 1995 to $3.5 million, or 26.5% of total revenues for the three months ended June 30, 1996. Gross margin on services decreased 48.9% from $3.1 million for the three months ended June 30, 1995 to $1.6 million for the three months ended June 30, 1996. This decrease was caused by decreased Packard Bell service revenues combined with decreased gross margins from Packard Bell revenues (See Cost of Service). Gross margin on hardware revenues increased 64.7% from $1.2 million for the three months ended June 30, 1995 to $1.9 million for the three months ended June 30, 1996. This increase was caused primarily by increased revenues from resale and lease of other manufacturers' equipment. Service margins as a percent of service revenues decreased from 34.5% for the three months ended June 30, 1995 to 21.9% for the three months ended June 30, 1996 primarily due to reductions in Packard Bell business volumes which were not accompanied by corresponding reductions in related costs. Hardware margins as a percentage of hardware revenues increased from 28.9% for the three months ended June 30, 1995 to 31.9% for the three months ended June 30, 1996 primarily as a result of improved margins including amortized interest income related to the Company's hardware leasing activity. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to increasing price competition.

     Selling and Marketing Expenses. Selling and marketing expenses increased
     ------------------------------
39.4% from $1.8 million, or 14.0% of total revenues, for the three months ended June 30, 1995 to $2.6 million, or 19.1% of total revenues, for the three months ended June 30, 1996. This increase was due to increases in Company resources dedicated to sales and marketing efforts combined with increased sales costs associated with increased hardware revenues.

     Research and Development Expenses. Research and development expenses
     ---------------------------------
increased 72.8% from $0.3 million, or 1.9% of total revenues, for the three months ended June 30, 1995 to $0.4 million, or 3.2% of total revenues, for the three months ended June 30, 1996. This increase was due to continued program development activity relating primarily to continued remote network management tools and systems development and new product support offerings.

     General and Administrative Expenses. General and administrative expenses
     -----------------------------------
increased 13.3% from $1.0 million, or 7.4% of total revenues, for the three months ended June 30, 1995 to $1.1 million, or 8.2% of total revenues, for the three months ended June 30, 1996. This increase was due to increases in staff and related expenses associated with the increased volume of non- Packard Bell business.

     Nonrecurring Charges. The Company recognized non-recurring relocation costs
     --------------------
of $160,000 during three months ended June 30, 1995 as a result of the Company's relocation of its Atlanta, Georgia headquarters to its Clearwater, Florida
facility.   For the three months ended June 30, 1996, the Company recognized non-recurring restructuring costs of $244,000 related to reductions in staff. Management identified these personnel cost savings opportunities in various areas throughout the Company in response to the decline in Packard Bell revenues and gross margins.

     Operating Income. Operating income decreased 173.4% from $1.1 million, or
     ----------------
8.3% of total revenues, for the three months ended June 30, 1995 to an operating loss of $0.8 million, or 6.0% or total revenues, for the three months ended June 30, 1996 as a result of the factors listed above.

     Interest Expense, Net. Interest expense decreased 75.7% from $0.3 million,
     ---------------------
or 2.1% of total revenues, for the three months ended June 30, 1995 to $0.1 million, or 0.5% of total revenues, for the three months ended June 30, 1996. The decrease in interest expense resulted from the December 1995 payment of certain indebtedness from proceeds from the Company's initial public offering. Interest income totaled $0.1 million for the three months ended June 30, 1996 and was not material for the three months ended June 30, 1995.

     Income Taxes.  The Company experienced a 41.l percent tax benefit for the
     ------------
three months ended June 30, 1996, as compared to 40.0 percent in the same period of the prior fiscal year. The increase resulted from the utilization of a taxable operating loss, further benefitted by $51,000 of non-taxable interest income and a $24,000 refund of prior year federal income tax.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Total revenues.  Total revenues increased 36.6% from $22.4 million for the
     --------------
six months ended June 30, 1995 to $30.6 million for the six months ended June 30, 1996 primarily due to increases in enterprise network support revenues and hardware sales and lease revenues somewhat offset by declines in service revenues from Packard Bell.

     Service  revenues.  Revenues from services increased 4.0% from $16.0
     -----------------
million (71.4% of total revenues) for the six months ended June 30, 1995 to $16.6 million (54.4% of total revenues) for the six months ended June 30, 1996. This increase was attributable to increased service revenues associated with the Company's enterprise network support services offset by decreases in Packard Bell service revenues. Revenues from the enterprise network support services offerings increased by 17.3% while revenues from Packard Bell for the six months ended June 30, 1996 decreased by 11.9% as compared to revenues from these services for the six months ended June 30, 1995 as compared to revenues from these services for the six months ended June 30, 1995.

     Hardware  revenues. Revenues from hardware products increased 118.2% from
     ------------------
$6.4 million (28.6% of total revenue) for the six months ended June 30, 1995 to $14.0 million (45.6% of total revenues) for the six months ended June 30, 1996 due to increased revenues from the resale and lease of other manufacturers' hardware of $7.1 million and an increase in revenues from channel extension product sales of $0.4 million.

     Cost of Service. Cost of service increased 11.6% from $10.8 million (67.5%
     ---------------
of service revenues) for the six months ended June 30, 1995 to $12.0 million (72.5% of service revenues) for the six months ended June 30, 1996. This increase was caused primarily by the increase in the enterprise network support business combined with higher costs related to Packard Bell. Service costs related to Packard Bell did not decrease proportionately with decreases in revenues due to the Company's decision to leave in place certain infrastructure to support future Packard Bell business during its negotiations with Packard Bell. Packard Bell service costs were also impacted by reserves for losses related to accounts receivable and/or consigned inventory taken by the Company in 1996.

     Cost of Hardware. Cost of hardware increased 116.1% from $4.5 million
     ----------------
(71.0% of hardware revenues) for the six months ended June 30, 1995 to $9.8 million (70.3% of hardware revenue) for the six months ended June 30, 1996. This increase was caused primarily by increased hardware sales and leases.

     Gross Margin. Overall gross margin increased 23.8% from $7.0 million, or
     ------------
31.5% of total revenues, for the six months ended June 30, 1995 to $8.7 million, or 28.5% of total revenues for the six months ended June 30, 1996. Gross margin on services decreased 11.8% from $5.2 million for the six months ended June 30, 1995 to $4.6 million for the six months ended June 30, 1996. This decrease was caused by a decline in Packard Bell service revenues combined with decreased gross margins from Packard Bell revenues (See Cost of Service) somewhat offset by increased gross margin on enterprise network support services and repair services provided to FedEx. Gross margin on hardware revenues increased 123.3% from $1.9 million for the six months ended June 30, 1995 to $4.1 million for the six months ended June 30, 1996. This increase was caused by increased revenues from the resale and lease of other manufacturers' equipment. Service margins as a percent of service revenues decreased from 32.5% for the six months ended June 30, 1995 to 27.5% for the six months ended June 30, 1996 primarily due to reductions in Packard Bell business volumes which were not accompanied by corresponding reductions in related costs. Hardware margins as a percentage of hardware revenues increased from 29.0% for the six months ended June 30, 1995 to 29.7% for the six months ended June 30, 1996 primarily as a result of improved margins including amortized interest income related to the Company's hardware leasing activity. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to increasing price competition.

     Selling and Marketing Expenses. Selling and marketing expenses increased
     ------------------------------
36.7% from $3.5 million, or 15.6% of total revenues, for the six months ended June 30, 1995 to $4.8 million, or 15.6% of total revenues, for the six months ended June 30, 1996. This increase was due to increases in Company resources dedicated to sales and marketing efforts combined with increased sales costs associated with increased hardware revenues.

     Research and Development Expenses. Research and development expenses
     ---------------------------------
increased 106.5% from $0.4 million, or 1.9% of total revenues, for the six months ended June 30, 1995 to $0.9 million, or 2.9% of total revenues, for the six months ended June 30, 1996. This increase was due to continued program development activity relating primarily to remote network management tools and systems development and new product support offerings.

     General and Administrative Expenses. General and administrative expenses
     -----------------------------------
increased 32.0% from $1.7 million, or 7.5% of total revenues, for the six months ended June 30, 1995 to $2.2 million, or 7.2% of total revenues, for the six months ended June 30, 1996. This increase was due to increases in staff and related expenses associated with the increased volume of new Packard Bell business.

     Nonrecurring Charges. The Company recognized non-recurring relocation costs
     --------------------
of $160,000 during six months ended June 30, 1995 as a result of the Company's relocation of its Atlanta, Georgia headquarters to its Clearwater, Florida
facility.   For the six months ended June 30, 1996, the Company recognized non-
recurring restructuring costs of $244,000 related to reductions in staff. Management identified these personnel cost savings opportunities in various areas throughout the Company in response to the decline in Packard Bell revenues and gross margins.

     Operating Income. Operating income decreased 53.1% from $1.3 million, or
     ----------------
5.7% of total revenues, for the six months ended June 30, 1995 to $0.6 million, or 2.0% or total revenues, for the six months ended June 30, 1996 as a result of the factors listed above.

     Interest Expense, Net. Interest expense decreased 87.8% from $.6 million,
     ---------------------
or 2.6% of total revenues, for the six months ended June 30, 1995 to $0.1 million for the six months ended June 30, 1996. The decrease in interest expense resulted from the December 1995 payment of certain indebtedness from proceeds from the Company's initial public offering. Interest income totaled $0.2 million for the six months ended June 30, 1996 and was not material for the six months ended June 30, 1995.

     Income Taxes. The Company's effective tax rate was 25.1 percent for the
     ------------
six months ended June 30, 1996 as compared to 40.0 percent for the same period of the prior fiscal year. The reduction in fiscal year 1996 is principally the result of recording $166,000 of non-taxable interest income, as well as a $24,000 refund of prior year federal income tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $1.0 million and of $1.2 million for the three months ended June 30, 1995 and 1996, respectively. Cash used by operating activities for the 1995 period was primarily due to increases in accounts receivable partially offset by net income and increases in accrued liabilities and deferred revenue. Cash used by operating activities for the 1996 period was primarily due to net income losses and decreases in accounts receivable offset by increases in inventory and deferred revenue.

     The Company's operating activities provided cash of $0.8 million and $0.9 million for the six months ended June 30, 1995 and 1996, respectively. The cash provided by operating activities for both periods was generated by net income and changes in current liabilities and deferred revenue.

     The Company's investing activities used cash of $0.8 million and $8.1 million for the six month period ended June 30, 1995 and 1996, respectively. Cash used in the Company's investing activity in 1995 related solely to the purchase of property, plant and equipment. Cash used in the Company's investing activity in 1996 related to the Company's capitalization of leases receivable from customers pending the Company's discounting of such leases, where possible, to third party lending institutions partially offset by the purchase of property, plant and equipment.

     Financing activities used cash of $0.2 million and $0.8 million for the six months ended June 30, 1995 and 1996, respectively. For the six months ended June 30, 1995, cash was used to repay long term debt partially offset by increased short term borrowing. Cash used in financing activities for the six months ended June 30, 1996 was related to the repayment of long term debt and issuances of common stock.

     The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with SouthTrust Bank of Georgia, N.A. (the "Bank"), which provides for borrowings of up to $5.5 million based on the value and aging of the Company's accounts receivable. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 8.25% to 9.0.% and was 8.25% at June 30, 1996. As of June 30, 1996, the Company had no outstanding borrowings under the line of credit and approximately $5.5 million was available for additional borrowing. The credit facility expired by its terms on May 1, 1996 and was extended by the bank for an additional ninety days while the Company concluded arrangements with another bank regarding the transition of its banking relationship to a bank with a greater established presence in Florida. On July 26, 1996, the Company signed a commitment letter from First Union National Bank of Florida (First Union) whereby the Company and First Union agreed to enter into a new credit facility for $15.0 million of which $8.0 million will be earmarked as an acquisition line of credit. The Company is in the process of completing its formal credit agreement with First Union. The Company intends to use its borrowing capacity under its line of credit on a limited basis primarily for working capital requirements.

     Prior to March 1994, the Company was organized as a Georgia general partnership. In March 1994, all of the assets of the partnership were contributed to, and all of its liabilities were assumed by, the Company. In connection with this transaction, the partners of the general partnership, including certain officers and directors of the Company, received, in exchange for their interests in such partnership, an aggregate of 2,679,268 shares of Common Stock of the Company and a common stock dividend. In addition, the Company issued 4,225,000 shares of Convertible Redeemable Preferred Stock for an aggregate purchase price of $4.2 million and $5.0 million in principal amount of Subordinated Notes. The Subordinated Notes were redeemed with a portion of the net proceeds of the Company's initial public offering completed in December, 1995.

     Simultaneously with the issuance of the Common Stock, Convertible Redeemable Preferred Stock and Subordinated Notes in March 1994, the Company purchased inventory, replacement parts and engineering and technical support equipment from AT&T Paradyne that formed the basis for the Company's channel extension product line. The aggregate purchase price for these assets was $11.0 million, constituting a cash payment of $3.1 million, a note payable to AT&T Paradyne (the "AT&T Paradyne Note") in the principal amount of $6.6 million and the assumption of liabilities of approximately $1.3 million. The AT&T Paradyne

Note bears interest at a rate of 8% and is payable in equal monthly installments over a 48-month period. The monthly payments made by the Company on the AT&T Paradyne Note are approximately $151,000.

     In March 1994, the Company provided start-up financing in the form of equity in an aggregate amount of approximately $59,000 for TechNet, a hardware integrator. TechNet was founded to sell channel extension hardware and maintenance contracts on behalf of the Company and to resell third party manufacturers' hardware. Upon the incorporation of TechNet in September 1994, the Company received a 51% ownership interest in that company. In November 1994, the Company acquired the remaining 49% of TechNet in exchange for 134,783 share of Common Stock valued at approximately $101,000, bringing the Company's total investment in TechNet to approximately $160,000. TechNet merged with and into the Company immediately following this transaction.

     In November 1994, the Company issued 34,350 shares of Convertible Redeemable Preferred Stock for an aggregate purchase price of approximately $34,000 and a Subordinated Note in the principal amount of approximately $41,000 to one of its directors. The Subordinated Note was redeemed with proceeds from the Company's initial public offering.

     The Company leases hardware to customers in certain cases in which such financing facilitates increased support opportunities. The Company believes that leasing provides a key competitive advantage in the sale of long term support agreements and that there are significant extended lease and used equipment resale opportunities combined with long term support agreement renewal opportunities at the end of the initial term of leases. In addition, the Company views leasing as a source of low cost future replacement spares inventories which can be deployed to reduce future capital commitments for enterprises network support contracts. The Company customarily discounts such leases to banks and intends to limit its working capital committed to this activity. From time to time this leasing activity may place demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions. The Company's capital investment at June 30, 1996 in leases not yet discounted included the addition of a number of leases entered into during the second quarter. One significant lease purchased from AT&T Paradyne during the first quarter was discounted during the second quarter, with the remaining balance under review at quarter end for potential discounting.

     Management believes the net proceeds to the Company from its initial public offering together with cash from operations and borrowings available under its revolving credit facility will be sufficient to finance its working capital needs and capital expenditure requirements for at least the next 12 months. Although no assurance can be given, management believes that cash from operations together with available sources of financing, including additional bank debt, will be sufficient to fund the company's capital requirements for the foreseeable future beyond such 12 month period. The Company does not currently have any material commitments for capital expenditures.

PART II    OTHER INFORMATION
- -------    -----------------


Item 1.    Legal Proceedings

           Not Applicable.

Item 2.    Changes in Securities

           Not Applicable.

Item 3.    Defaults Upon Senior Securities

           Not Applicable


Item 4.    Submission of Matters to a Vote of Shareholders


     At the company's annual meeting of shareholders held on May 22, 1996, the following individuals were elected to the Board of Directors:

                                    VOTES FOR      VOTES WITHHELD
                                    ---------      --------------

     1.  Paul J. Ferri              7,388,069               337
     2.  John A. Koehler            6,364,636         1,023,770
     3.  Bertil D. Nordin           7,388,069               337
     4.  Anthony M. Rammuno, Jr.    7,379,097             9,309
     5.  Richard D. Tadler          7,388,069               337


     The following proposal was approved at the Company's annual meeting:

                                                                   VOTES
                                        VOTES FOR  VOTES AGAINST  WITHHELD
                                        ---------  -------------  --------

      Ratificaton of the appointment    7,382,989      4,817         600
      of Arthur Andersen LLP as the
      company's independent auditors
      for 1996.

Item 5.    Other Information

           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

           No exhibits or reports.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TECHFORCE CORPORATION


Date:  August 7, 1996              /s/ Jerrel W. Kee
                                   --------------------------------------------
                                   Jerrel W. Kee
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                                                       PAGE
- -----------                                                       ----

11.1         Computation of Earnings Per Share of Common Stock     17

27           Summary Financial Data                                18