Form 10-Q
period 1996-09-30
TECHFORCE CORP
filed 1996-11-14
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ---------

                                   FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

           --------------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

                         Commission file number 0-27204

                             TECHFORCE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter

       GEORGIA                                           58-2082077
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

15950 Bay Vista Drive, Clearwater, Florida                                 34620
-------------------------------------------------------------------------- -----
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code (813) 532-3600
                                                   -----------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


       Indicated by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------

      As of November 11, 1996, there were 7,968,694 shares of the issuer's common stock outstanding.

                              TECHFORCE CORPORATION

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                     PAGE NO.
-------     ---------------------                                     --------

Item 1      Financial Statements.......................................   1

            . Consolidated Balance Sheet...............................   1

            . Consolidated Statements of Income........................   2

            . Consolidated Statements of Cash Flows....................   3

            . Notes to Consolidated Financial Statements...............   4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   6

PART II.     OTHER INFORMATION
--------     -----------------

Item 1       Legal Proceedings.........................................  12

Item 2       Changes in Securities.....................................  12

Item 3       Defaults Upon Senior Securities...........................  12

Item 4       Submission of Matters to a Vote of Shareholders...........  12

Item 5       Other Information.........................................  12

Item 6       Exhibits and Reports on Form 8-K..........................  12

SIGNATURES
----------

Signatures.............................................................  13

EXHIBIT INDEX..........................................................  14
-------------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1996
                                (In thousands)



            ASSETS                                                                     September 30, 1996     December 31, 1995
                                                                                       ------------------     -----------------
                                                                                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                              $        1,794         $          565
   Investments                                                                                     3,272                 12,424
   Accounts receivable, net of Allowance for Doubtful Accounts                                    11,257                 12,137
     of $876,000 and $200,000 at Sep 30, 1996 and Dec 31, 1995 respectively
   Inventories                                                                                     5,100                  3,321
   Prepaid expenses/Other Assets                                                                   2,133                    437
                                                                                     ---------------------   --------------------
        Total current assets                                                                      23,556                 28,884
                                                                                     ---------------------   --------------------

PROPERTY, PLANT AND EQUIPMENT
   Leasehold improvements                                                                            569                    456
   Office furniture and fixtures                                                                   4,284                  3,294
   Replacement parts                                                                              10,335                  7,606
   Equipment held for rental                                                                         980                    453
                                                                                     ---------------------   --------------------
                                                                                                  16,168                 11,809
   Less accumulated depreciation                                                                  (5,745)                (3,361)
                                                                                     ---------------------   --------------------
        Total property, plant and equipment, net                                                  10,423                  8,448
                                                                                     ---------------------   --------------------

NET INVESTMENT IN SALES TYPE LEASES                                                                6,023                    113
                                                                                     ---------------------   --------------------

ORGANIZATION COSTS AND OTHER ASSETS                                                                  932                    861
                                                                                     ---------------------   --------------------

        Total assets                                                                      $       40,934         $       38,306
                                                                                     =====================   ====================


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                       $        3,555         $        1,253
   Accrued expenses                                                                                2,229                  3,078
   Accrued contract labor                                                                            271                  1,624
   Current maturities of long term debt                                                            1,646                  1,615
   Line of credit                                                                                  1,290                    -
   Deferred revenue                                                                                3,274                  1,894
                                                                                     ---------------------   --------------------
        Total Current Liabilities                                                                 12,265                  9,464
                                                                                     ---------------------   --------------------

LONG-TERM DEBT AND DEFERRED REVENUE                                                                1,274                  2,735
                                                                                     ---------------------   --------------------

STOCKHOLDERS' DEFICIT
   Common stock                                                                                       79                     79
   Additional paid in capital                                                                     27,659                 27,634
   Retained deficit                                                                                 (343)                (1,606)
                                                                                     ---------------------   --------------------
                                                                                                  27,395                 26,107
                                                                                     ---------------------   --------------------

        Total liabilities and stockholders' deficit                                       $       40,934         $       38,306
                                                                                     =====================   ====================

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                       Three months ended             Nine months ended
                                          September 30                   September 30
                                 -----------------------------  ----------------------------
                                     1996            1995           1996           1995
                                 -------------   -------------  -------------  -------------
                                  (Unaudited)                    (Unaudited)
Revenues:
    Services                           8,268           9,372         24,883         25,351
    Hardware                           6,624           2,866         20,735          9,260
                                 -------------   -------------  -------------  -------------
         Total revenues               14,892          12,238         45,618         34,611
                                 -------------   -------------  -------------  -------------
Direct costs:
    Services                           5,136           6,309         17,175         17,113
    Hardware                           4,669           1,797         14,483          6,325
                                 -------------   -------------  -------------  -------------
         Total direct costs            9,805           8,106         31,658         23,438
                                 -------------   -------------  -------------  -------------
Gross Margin:
    Services                           3,132           3,063          7,708          8,238
    Hardware                           1,955           1,069          6,252          2,935
                                 -------------   -------------  -------------  -------------
         Total gross margin            5,087           4,132         13,960         11,173
                                 -------------   -------------  -------------  -------------
Gross Margin:
    Services                           37.9%           32.7%          31.0%          32.5%
    Hardware                           29.5%           37.3%          30.2%          31.7%
                                 -------------   -------------  -------------  -------------
         Total gross margin            34.2%           33.8%          30.6%          32.3%
                                 -------------   -------------  -------------  -------------
Operating costs
    Selling and marketing              2,307           1,899          7,082          5,392
    Research and development             364             344          1,248            772
    General and administrative           999           1,035          3,211          2,709
    Nonrecurring                           -             440            244            600
                                 -------------   -------------  -------------  -------------
                                       3,670           3,718         11,785          9,473
                                 -------------   -------------  -------------  -------------
Operating income                       1,417             414          2,175          1,700
Interest expense, net                     29             279            256            853
                                 -------------   -------------  -------------  -------------
Income before taxes                    1,388             135          1,919            847
Provision for income taxes              (524)            (54)          (656)          (342)
                                  -------------   -------------  -------------  -------------
Net income                               864              81          1,263            505
                                  =============   =============  =============  =============
Net income per common share             0.10            0.01           0.15           0.08
                                  =============   =============  =============  =============
Weighted average common
    shares outstanding             8,314,627       6,189,648      8,338,863      6,180,042
                                  =============   =============  =============  =============

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                        Nine Months Ended
                                                                          September 30
                                                                   ----------------------------
                                                                       1996           1995
                                                                   -------------  -------------
                                                                   (Unaudited)
Cash flows from operating activities
   Net income                                                         $1,263           $505
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
      Depreciation and amortization                                    2,384          1,506
      Changes in operating assets and liabilities                     (1,186)           550
                                                                   -------------    --------
Net cash provided by operating activities                              2,461          2,561

Cash Flows from investing activities
   Purchase of property and equipment                                 (4,359)        (1,339)
   Investment in sales-type leases                                    (5,910)             0
                                                                   -------------    --------
Net cash used in investing activities                                (10,269)        (1,339)
                                                                   -------------    --------


Cash flows from financing activities
   Borrowings under revolving credit facilities                        1,290            482
   Repayments of long-term debt                                       (1,430)        (1,131)
   Issuances of Common Stock                                              25
                                                                   -------------    --------
Net cash used in financing activities                                   (115)          (649)
                                                                   -------------    --------

Net increase (decrease) in cash and cash equivalents                  (7,923)           573

Cash and cash equivalents, beginning of period                        12,989            460
                                                                   -------------    --------

Cash and cash equivalents, end of period                              $5,066         $1,033
                                                                   =============    ========

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


1.  NATURE OF BUSINESS

    TechForce Corporation and subsidiaries (collectively, the "Company" and formerly TechForce, a Georgia general partnership) are engaged in the sale, design, on-site installation and maintenance, depot repair and support of computer and data communications networking equipment.

2.  BASIS OF FINANCIAL REPORTING

    The condensed consolidated financial statements at September 30, 1996 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.  MAJOR CUSTOMERS

    During the quarter ended September 30, 1996, the following customers individually accounted for more than 10% of the Company's revenue:

                                    Quarter Ended September 30, 1996        Quarter Ended September 30, 1995
                                    --------------------------------        --------------------------------
                                    Amount ($000)   Percentage              Amount ($000)   Percentage
                                    -------------   ----------------        -------------   ----------------
    Packard Bell Electronics, Inc.      $2,570                   17%            $4,865                   40%
    Federal Express Company             $1,811                   12%            $1,424                   11%

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

4. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS"), "Accounting for Stock-Based Compensation", which the Company is required to adopt in fiscal 1996. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or of disclosing its pro forma effects on net income. The Company's management has not yet determined its method of adoption or the financial statement impact of adopting SFAS No. 123. Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

------     ---------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview


     The Company generates revenues from services provided under maintenance contracts with terms ranging from one to five years and through the sale of its channel extension hardware and the resale of various data network hardware supplied by other manufacturers. In certain cases the Company leases hardware when such financing facilitates increased support opportunities. Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Packard Bell agreement. Revenues from product sales are recognized at the time of delivery. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments, net of executory costs, are recorded currently as revenues and the related costs of the equipment are recorded to cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases for the three months and nine months ended September 30, 1996 were $2.4 million and $9.8 million respectively. Amortized interest on such leases totaled $0.2 million and $0.3 for the three month and nine month periods ended September 30, 1996.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS"), "Accounting for Stock-Based Compensation," which the Company is required to adopt in fiscal 1996. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or of disclosing its pro forma effects on net income. The Company's management has not yet determined its method of adoption or the financial statement impact of adopting SFAS No. 123. Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

     Management anticipates that revenues from its proprietary channel extension products and services will gradually decrease over the next few years at a rate of less than 10% to 15% per year primarily as a result of a steady trend toward open-systems environments. Management does not believe that this gradual decline in revenues will have a material adverse effect on the Company's results of operations and financial condition.

     Although revenues attributable to Packard Bell grew steadily over the past few years, the Company experienced a substantial decline in revenues from Packard Bell during the three months and nine months ended September 30, 1996 as compared to the same periods in 1995. Revenues from Packard Bell represented 17% of total Company revenues for the three months ended September 30, 1996 compared to 40% for the three months ended September 30, 1995. This decline in revenue was due to the second quarter suspension of new call volumes from Packard Bell during the Company's negotiation with Packard Bell of certain contractual issues related to: payment of invoices, level of accounts receivable from Packard Bell and level of consigned Packard Bell inventory held by the Company. These negotiations culminated in an agreement between the Company and Packard Bell whereby Packard Bell has paid the Company approximately $5.3 million of approximately $8.6 million of dated accounts receivable under discussion at that time and the Company has returned to Packard Bell a substantial portion of Packard Bell consigned inventory held by the Company at that time. The agreement also calls for the parties to reconcile their respective records relating to the amount of consigned Packard Bell inventory held by the Company. Packard Bell has committed to pay the remaining balances due the Company after any adjustment arising out of the reconciliation. Operating results for the nine months ended September 30, 1996 include a reserve taken by the Company which reflects management's assessment of possible losses related to accounts receivable and/or consigned inventory from Packard Bell. As of September 30, 1996, the Company was receiving call volumes at or above 60% of previous levels.

     Packard Bell is invoiced monthly and payment is due no later than 30 days after the invoice date, with a penalty of 1.5% of the unpaid balance accruing monthly beginning 60 days after the invoice date. The Company typically has received payment from Packard Bell approximately 100 to 130 days after the billing date, which is generally a longer payment cycle than experienced under the Company's other service contracts. As of September 30, 1996, the Company's receivable from Packard Bell for services provided after the second quarter agreement represented approximately the most recent 60 days of revenue. In light of the substantial amount of the Company's total revenues that are attributable to Packard Bell, failure to receive payment in accordance with past practice under the Packard Bell contract could have a material adverse effect on the Company's cash flow.

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


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues. Total revenues increased 21.6% from $12.2 million for the three months ended September 30, 1995 to $14.9 million for the three months ended September 30, 1996 due to increased revenues from hardware sales and leases offset by declines in service revenues from Packard Bell.

     Service revenues. Revenues from services decreased 11.8% from $9.4 million (76.6% of total revenues) for the three months ended September 30, 1995 to $8.3 million (56.2% of total revenues) for the three months ended September 30, 1996. This decrease was attributable to decreases in Packard Bell service revenues offset by increased service revenues associated with the Company's enterprise network support services and increases in revenues from services provided to FedEx. Revenues from Packard Bell for the three months ended September 30, 1996 decreased by 47.2% while revenues from the enterprise network support offerings increased by 26.1% as compared to revenues from these services for the three months ended September 30, 1995.

     Hardware revenues. Revenues from hardware products increased 124.8% from $2.9 million (23.4% of total revenue) for the three months ended September 30, 1995 to $6.6 million (44.5% of total revenues) for the three months ended September 30, 1996 due primarily to an increase in revenues from the resale and lease of other manufacturers' hardware of $6.1 million.

     Cost of Service. Cost of service decreased 18.6% from $6.3 million (67.3% of service revenues) for the three months ended September 30, 1995 to $5.1 million (62.1% of service revenues) for the three months ended September 30, 1996. This decrease was caused primarily by the decline in business volumes from Packard Bell.

     Cost of Hardware. Cost of hardware increased 159.8% from $1.8 million (62.7% of hardware revenues) for the three months ended September 30, 1995 to $4.7 million (70.5% of hardware revenue) for the three months ended September 30, 1996. This increase was caused primarily by increased hardware sales.

     Gross Margin. Overall gross margin increased 23.1% from $4.1 million, or 33.8% of total revenues, for the three months ended September 30, 1995 to $5.1 million, or 34.2% of total revenues for the three months ended September 30, 1996. Gross margin on services remained relatively constant at $3.1 million for both the three months ended September 30, 1995 and September 30, 1996, while increasing as a percent of revenue from 32.7% to 37.9% respectively. This increase resulted from higher enterprise network support volumes, offset by decreased Packard Bell service volumes. Gross margin on hardware revenues increased 82.8% from $1.1 million for the three months ended September 30, 1995 to $2.0 million for the three months ended September 30, 1996. This increase was caused primarily by increased revenues from resale and lease of other manufacturers' equipment. Service margins as a percent of service revenues increased from 32.7% for the three months ended September 30, 1995 to 37.9% for the three months ended September 30, 1996 primarily due to improved margins on enterprise network support revenues and on services provided to FedEx. Hardware margins as a percentage of hardware revenues decreased from 37.3% for the three months ended September 30, 1995 to 29.5% for the three months ended September 30, 1996 primarily as a result of the increased proportion of total hardware revenues derived from the resale of other manufacturers' equipment. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to increasing price competition.

     Selling and Marketing Expenses. Selling and marketing expenses increased 21.5% from $1.9 million, or 15.5% of total revenues, for the three months ended September 30, 1995 to $2.3 million, or 15.5% of total revenues, for the three months ended September 30, 1996. This increase was due to increases in Company resources dedicated to sales and marketing efforts combined with increased sales costs associated with increased hardware revenues.

     Research and Development Expenses. Research and development expenses increased 5.8% from $0.3 million, or 2.8% of total revenues, for the three months ended September 30, 1995 to $0.4 million, or 2.4% of total revenues, for the three months ended September 30, 1996 due to slightly increased program development activity.


     General and Administrative Expenses. General and administrative expenses decreased 3.5% from $1.0 million, or 8.5% of total revenues, for the three months ended September 30, 1995 to $1.0 million, or 6.7% of total revenues, for the three months ended September 30, 1996.

     Nonrecurring Charges. The Company recognized non-recurring relocation costs of $440,000 during three months ended September 30, 1995 as a result of the Company's relocation of its Atlanta, Georgia headquarters to its Clearwater,
Florida facility.   For the three months ended September 30, 1996, the Company recognized no non-recurring costs.

     Operating Income. Operating income increased 198.8% from $0.4 million, or 3.4% of total revenues, for the three months ended September 30, 1995 to $1.2 million, or 9.5% or total revenues, for the three months ended September 30, 1996 as a result of the factors listed above.

     Interest Expense, Net. Interest expense decreased from $0.3 million, or 2.3% of total revenues, for the three months ended September 30, 1995 to $29,000, or 0.2% of total revenues, for the three months ended September 30, 1996. The decrease in interest expense resulted from the December 1995 payment of certain indebtedness from proceeds from the Company's initial public offering. Interest income totaled $0.1 million for the three months ended September 30, 1996 and was not material for the three months ended September 30, 1995.

     Income Taxes. The Company's effective income tax rate was 37.8% for the three months ended September 30, 1996, as compared to 40.0% in the same period of the prior fiscal year. The decrease resulted from the benefit of $70,000 of non-taxable interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues. Total revenues increased 31.8% from $34.6 million for the nine months ended September 30, 1995 to $45.6 million for the nine months ended September 30, 1996 primarily due to increases in enterprise network support revenues and hardware sales and lease revenues somewhat offset by declines in service revenues from Packard Bell.

     Service revenues. Revenues from services decreased 1.8% from $25.4 million (73.2% of total revenues) for the nine months ended September 30, 1995 to $24.9 million (55.0% of total revenues) for the nine months ended September 30, 1996. This decrease was attributable to decreases in Packard Bell service revenues somewhat offset by increased service revenues associated with the Company's enterprise network support services. Revenues from the enterprise network support services offerings increased by 26.1% while revenues from Packard Bell for the nine months ended September 30, 1996 decreased by 26.3% as compared to revenues from these services for the nine months ended September 30, 1995.

     Hardware revenues. Revenues from hardware products increased 120.3% from $9.3 million (26.8% of total revenue) for the nine months ended September 30, 1995 to $20.7 million (45.5% of total revenues) for the nine months ended September 30, 1996 due to increased revenues from the resale and lease of other manufacturers' hardware of $18.6 million.

     Cost of Service. Cost of service increased 0.4% from $17.1 million (67.5% of service revenues) for the nine months ended September 30, 1995 to $17.2 million (69.0% of service revenues) for the nine months ended September 30, 1996. This increase was caused primarily by the increase in the enterprise network support business offset somewhat by improved cost efficiencies related to these revenues. Service costs related to Packard Bell did not decrease proportionately with decreases in revenues due to the Company's decision to leave in place certain infrastructure to support future Packard Bell business during its second quarter negotiations with Packard Bell. Packard Bell service costs were also impacted by second quarter reserves for losses related to accounts receivable and/or consigned inventory taken by the Company in 1996.

     Cost of Hardware. Cost of hardware increased 129.0% from $6.3 million (68.3% of hardware revenues) for the nine months ended September 30, 1995 to $14.5 million (69.8% of hardware revenue) for the nine months ended September 30, 1996. This increase was caused primarily by increased hardware sales and leases.

     Gross Margin. Overall gross margin increased 24.9% from $11.2 million, or 32.3% of total revenues, for the nine months ended September 30, 1995 to $14.0 million, or 30.6% of total revenues for the nine months ended September 30, 1996. Gross margin on services decreased 6.4% from $8.2 million for the nine months ended September 30, 1995 to $7.7 million for the nine months ended September 30, 1996. This decrease was caused by a decline in Packard Bell service revenues combined with decreased gross margins from Packard Bell revenues (See Cost of Service) somewhat offset by increased gross margin on enterprise network support services and repair services provided to FedEx.
Gross margin on hardware revenues increased 113.0% from $2.9 million for the nine months ended September 30, 1995 to $6.3 million for the nine months ended September 30, 1996. This increase was caused by increased revenues from the resale and lease of other manufacturers' equipment. Service margins as a percent of service revenues decreased from 32.5% for the nine months ended September 30, 1995 to 31.0% for the nine months ended September 30, 1996 primarily due to reductions in Packard Bell business volumes which were not accompanied by corresponding reductions in related costs. Hardware margins as a percentage of hardware revenues decreased from 31.7% for the nine months ended September 30, 1995 to 30.2% for the nine months ended September 30, 1996 primarily as a result of the increased proportion of total hardware revenues derived from the resale of other manufacturers' equipment. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to increasing price competition.

     Selling and Marketing Expenses. Selling and marketing expenses increased 31.3% from $5.4 million, or 15.6% of total revenues, for the nine months ended September 30, 1995 to $7.1 million, or 15.5% of total revenues, for the nine months ended September 30, 1996. This increase was due to increases in Company resources dedicated to sales and marketing efforts combined with increased sales costs associated with increased hardware revenues.

     Research and Development Expenses. Research and development expenses increased 61.7% from $0.8 million, or 2.2% of total revenues, for the nine months ended September 30, 1995 to $1.2 million, or 2.7% of total revenues, for the nine months ended September 30, 1996. This increase was due to continued program development activity relating primarily to remote network management tools and systems development and new product support offerings.

     General and Administrative Expenses. General and administrative expenses increased 18.5% from $2.7 million, or 7.8% of total revenues, for the nine months ended September 30, 1995 to $3.2 million, or 7.0% of total revenues, for the nine months ended September 30, 1996. This increase included increased depreciation charges on fixed assets and increased legal and accounting expenses associated with the Company's public reporting requirements.

     Nonrecurring Charges. The Company recognized non-recurring relocation costs of $600,000 during nine months ended September 30, 1995 as a result of the Company's relocation of its Atlanta, Georgia headquarters to its

Clearwater, Florida facility. For the nine months ended September 30, 1996, the Company recognized non-recurring restructuring costs of $244,000 related to second quarter reductions in staff. Management identified these personnel cost savings opportunities in various areas throughout the Company in response to the decline in Packard Bell revenues and gross margins.

     Operating Income. Operating income increased 8.1% from $1.7 million, or 4.9% of total revenues, for the nine months ended September 30, 1995 to $1.8 million, or 4.8% or total revenues, for the nine months ended September 30, 1996 as a result of the factors listed above.

     Interest Expense, Net. Interest expense decreased 69.9% from $0.9 million, or 2.5% of total revenues, for the nine months ended September 30, 1995 to $0.3 million, or 0.6% of total revenues, for the nine months ended September 30, 1996. The decrease in interest expense resulted from the December 1995 payment of certain indebtedness from proceeds from the Company's initial public offering. Interest income totaled $0.2 million for the nine months ended September 30, 1996 and was immaterial for the nine months ended September 30, 1995.

     Income Taxes.   The Company's effective tax rate was 34.2% for the nine
months ended September 30, 1996 as compared to 40.0% for the same period of the prior fiscal year. The reduction in fiscal year 1996 is principally the result of recording $182,000 of non-taxable interest income, as well as a $24,000 refund of prior year federal income tax.


Liquidity and Capital Resources

     The Company's operating activities provided cash of $2.6 million and of $2.5 million for the nine months ended September 30, 1995 and 1996, respectively. Cash provided by operating activities for the 1995 period was primarily due to income and increases in deferred revenue partially offset by increases in accounts receivable and inventory. Cash provided by operating activities for the 1996 period was primarily due to net income, decreases in accounts receivable and increases in deferred revenue offset by increases in inventory and other current assets.

     The Company's investing activities used cash of $1.4 million and $10.3 million for the nine months ended September 30, 1995 and 1996, respectively. Cash used in the Company's investing activities in 1995 related solely to the purchase of property, plant and equipment. Cash used in the Company's investing activities in 1996 related to the Company's capitalization of leases receivable from customers pending the Company's discounting of such leases, where possible, to third party lending institutions and the purchase of property, plant and equipment.

     Financing activities used cash of $0.6 million and $0.1 million for the nine months ended September 30, 1995 and 1996, respectively. Cash used in the Company's financing activities in both periods related to the repayment of long term debt partially offset by net new short term revolving credit facility borrowings.

     The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with SouthTrust Bank of Georgia, N.A., which provided for borrowings of up to $5.5 million based on the value and aging of the Company's accounts receivable. Borrowings under the line of credit have born interest at SouthTrust's quoted variable base rate, which has ranged from 8.25% to 9.0.% (and was 8.25% as of September 23, 1996, the date of facility termination). In September 1996, the Company entered into a new credit facility with First Union National Bank of Florida which provides for borrowings of up to $15.0 million based on the value and aging of the Company's accounts receivable. The facility further provides for acquisition financing subject to certain conditions governing First Union's review and approval of such financing. Finally, the facility provides for interim financing of capitalized leases up to a limit of $3.0 million pending the Company's non-recourse discounting of any such lease to a third party. Any outstanding borrowings related to either acquisition or lease financing reduce the amount of the $15.0 million credit line available for working capital borrowings. As of September 30, 1996, the Company had outstanding borrowings of $1.3 million under the line of credit and approximately $2.7 million was available for additional borrowing. The borrowings at September 30, 1996 were at the First Union's quoted variable rate of 7.0%. The Company intends to use its borrowing capacity under its line of credit on a limited basis primarily for working capital requirements.

     The Company leases hardware to customers in certain cases in which such financing facilitates increased support opportunities. The Company believes that leasing provides a key competitive advantage in the sale of long term support agreements and that there are significant extended lease and used equipment resale opportunities combined with long term support agreement renewal opportunities at the end of the initial term of leases. In addition, the Company views leasing as a source of low cost future replacement spares inventories which can be deployed to reduce future capital commitments for enterprises network support contracts. As of September 30, 1996, the Company's investment in capital leases included $0.9 million in third quarter leases and approximately $5.6 million related to one first quarter lease. This particular lease involved a customer who has been the target of an acquisition for much of 1996. The acquisition was concluded in the third quarter and the Company is now in active discussion with potential discounting sources and believes that
substantial portion of this lease will be discounted in the near future.   The
Company plans to discount such leases to banks and intends to reduce its working capital committed to this activity. From time to time this leasing activity places demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions.

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

     The above "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward-looking statements that involve risks or uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements.

PART II    OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings
           Not Applicable.

Item 2.    Changes in Securities
           Not Applicable.

Item 3.    Defaults Upon Senior Securities
           Not Applicable.

Item 4.    Submission of Matters to a Vote of Shareholders
           Not Applicable.

Item 5.    Other Information
           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibit No.             Description
                -----------             -----------
                10.1                    General Services Agreement between
                                        TechForce Corporation and Federal
                                        Express.

                10.2(a) Loan Agreement between TechForce Corporation and First Union National Bank.

                10.2(b) Security Agreement between TechForce Corporation and First Union National Bank.

                10.2(c) Promissory Note between TechForce Corporation and First Union National Bank.

                11.1 TechForce Corporation and Subsidiaries Computation of Earnings Per Share of Common Stock

                  27                    Summary Financial Data


           (b)   No reports on Form 8-K were filed during the period.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                                    TECHFORCE CORPORATION



     Date:  November 11, 1996       /s/ Jerrel W. Kee
                                    ---------------------------------
                                    Jerrel W. Kee
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.
-----------

(a)  Exhibit No.             Description
     -----------             -----------
10.1                         General Services Agreement between TechForce Corporation and
                             Federal Express...................................................

10.2(a)                      Loan Agreement between TechForce Corporation and First Union
                             National Bank.....................................................

10.2(b)                      Security Agreement between TechForce Corporation and First Union
                             National Bank.....................................................

10.2(c)                      Promissory Note between TechForce Corporation and First Union
                             National Bank.....................................................

11.1                         TechForce Corporation and Subsidiaries Computation of Earnings Per
                             Share of Common Stock.............................................

27                           Summary Financial Data............................................