Form 10-K405
period 1996-12-31
TECHFORCE CORP
filed 1997-03-31
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______

                        Commission file number 0-27204

                             TECHFORCE CORPORATION
            (Exact name of Registrant as specified in its charter)

         GEORGIA                                              58-2082077
(State of Incorporation)                                  (I.R.S. Employer
                                                        Identification Number)

               15950 BAY VISTA DRIVE, CLEARWATER, FLORIDA 34620
         (Address of principal executive offices, including zip code)

                                (813) 532-3600
                 (Registrant's telephone, including area code)
                             ____________________

       Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value
                             ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ----

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 18, 1997 was $53,309,672. There were 8,046,743 shares of Common Stock outstanding as of March 18, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997 are incorporated by reference in Part III hereof.
                             ____________________

                             TECHFORCE CORPORATION

                           Annual Report on Form 10K
                  For the Fiscal Year Ended December 31, 1996


                               TABLE OF CONTENTS
                               -----------------

Item                                                                                                          Page
Number                                                                                                        Number
--------                                                                                                      ------

                                    PART I
1.        Business.........................................................................................   1
2.        Properties.......................................................................................   9
3.        Legal Proceedings................................................................................   9
4.        Submission of Matters to a Vote of Security Holders..............................................   9

                                    PART II

5.        Market for Registrant's Common Equity and Related Stockholder matters                               10
6.        Selected Financial Data..........................................................................   11
7.        Management's Discussion and Analysis of Financial Condition and Results of Operations               12
8.        Financial Statements and Supplementary Data......................................................   19
9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                19

                                   PART III

10.       Directors and Executive Officers of the Registrant...............................................   20
11.       Executive compensation...........................................................................   20
12.       Security Ownership of Certain Beneficial Owners and Management                                      20
13.       Certain Relationships and Related Transactions...................................................   20

                                    PART IV

14.       Exhibits, Financial Statements, and Reports on Form 8-K..........................................

               SIGNATURES..................................................................................   29
               INDEX OF FINANCIAL STATEMENTS...............................................................   30
               EXHIBIT INDEX...............................................................................   E-1

                                    PART I
                                    ------

ITEM 1. BUSINESS
-----------------

GENERAL

TechForce Corporation ("TechForce" or the "Company") provides integrated multi-vendor network support solutions to corporate clients, and custom support services to carriers, service providers, integrators and manufacturers of personal computers and peripherals, networking equipment, and handheld devices on a selective basis. The Company supports complex multi-vendor enterprise-wide networks, by combining LAN/WAN internetworking, mainframe channel networking, and PC support capabilities. TechForce services include remote diagnostics 24 hours a day, 7 days a week, depot maintenance (advanced equipment replacement), on-site maintenance, equipment/software staging and installation, project management, network design and capacity planning. The Company also sells data networking equipment as a part of its integrated support solutions, which serves as a base for additional long-term support agreements. In 1996, the Company introduced TechCare(SM), a suite of 7 x 24 pro-active network management services that include fault management, configuration management, and performance management.

The Company provides enterprise networking, channel networking and personal computer support from its Technology Support Center in Clearwater, Florida. For problems that cannot be resolved remotely, the Company dispatches its own customer support representatives, as well as non-employee contract personnel located in the United States, Canada, and the United Kingdom. The Company manages its personal computer support business to deliver high-quality, timely and reliable service by centralizing service management and logistics functions and deploying remote resources to meet end-user customer needs. Through its logistics management and repair facility in Memphis, Tennessee, the Company ships and repairs equipment for customers nationwide. TechForce also supports customers in Canada from its facilities in Toronto and Quebec, and customers in the European marketplace from its facility in the United Kingdom.

TechForce was organized in 1991 as a Georgia general partnership. In March 1994, all of the partnership's assets were contributed to, and all of its liabilities were assumed by, the Company. In December 1995, the Company completed a public offering of 3,100,000 shares of its Common Stock and the Common Stock began trading on the NASDAQ National Market System.

MARKET OPPORTUNITY

Data communications networks are playing an increasingly vital role in companies' business operations. Information technology ("IT") organizations are confronting additional pressures to maximize network performance, while encountering rapid changes in technology and growing network complexity. Network users __ on mainframes, servers, workstations or personal computers __ are also retrieving, processing, and transmitting information from virtually anywhere. These changes are placing additional support and logistics burdens on IT organizations, and are driving companies to selectively outsource data networking support to service providers.

TechForce views its main market opportunities as (i) corporate end-users - enterprise networking customers, and those integrating mainframe and open system architectures - that are selectively outsourcing multi-vendor network support and management to third parties, and (ii) corporate end-users, integrators, service providers and telecommunications carriers requiring customized services that can cost effectively support rapidly emerging remote and "virtual offices"- the telecommuter, small office/home office ("SOHO"), and mobile computer users.

Selective Outsourcing of Network Management and Support. The rapid growth in network traffic has led to increased complexity in the technologies that support and drive these networks. Companies must invest in these new, complex networking technologies, new computer platforms and applications to remain both competitive and responsive to customers. Many companies have an enormous investment in legacy ___ primarily IBM mainframe based-applications and networks, which must be maintained and updated as well as integrated with emerging open systems and networks. As a result, with increasing staff demands, the information technology managers find it more difficult to manage the performance, reliability, and security of these large, complex networks. Ongoing investments are required in tools, equipment, software, personnel and training to manage these networks. A company often finds that this type of investment can be very difficult and cost prohibitive.

These pressures are combining to drive more and more companies to a new approach of outsourcing selected network management and support services to third parties. Selective outsourcing allows companies to remain actively involved in managing their computing and networking environments, and outsource a selected set of services. The companies can take advantage of the third-party vendor's ability to spread the cost of management systems, diagnostic tools, equipment and software, personnel and training across multiple third-party providers. In addition, the support vendor is better equipped to absorb and manage rapid technology changes.

Custom Services for Remote , Mobile and Virtual Offices. The traditional boundaries of corporate networks are expanding to include telecommuters, SOHO workers, and mobile employees who work in "virtual offices." Personal computer applications and access to corporate information is essential to these workers and to the business. However, the virtual nature and mobility places tremendous support and logistics burdens on companies. The management and delivery of support and on-site services to a corporate user performing a critical job function working from home or in a distant remote office requires a different support and cost structure than traditional corporate user support.

In addition, the rapid changes and deployment of computer equipment, software and networking technologies demand highly coordinated, large-scale roll-outs or upgrades on a regional or national level. A simple upgrade of a PC software package can strain resources and create an overwhelming challenge when it involves hundreds or thousands of remote and mobile computer users. These custom services can include equipment and software integration, configuration and staging, hardware and software upgrades, technical support, advance equipment replacement, and maintenance and installation services __ often in the home. Companies attempt to perform these services through a variety of sources: (a) small, localized service providers who are cost effective but limited in coverage, (2) larger service providers, integrators or manufacturers that have broad coverage but are not cost effective and are less flexible in packaging solutions, (3) telecommunication carriers who provide the communication facilities and some of the equipment, or (4) company's own in-house staff and resources. In response to the limitations and as an alternative to these traditional sources, corporate end-users, integrators, and telecommunications carriers are increasingly turning to third-parties who can deliver cost effective tailored support services on a national level.

TECHFORCE'S STRATEGY

TechForce's primary business objective is to become one of the leading providers of integrated networking and personal computer solutions. The key elements of this strategy are:

Leverage SNA IBM Networking and LAN/WAN Internetworking Expertise. TechForce will continue to leverage its expertise in both mission-critical SNA and LAN/WAN internetworking to establish TechForce as a leading provider of network support solutions for multivendor enterprise network customers.

The Company is focusing on the IBM SNA networking environment. These customers are not replacing their legacy IBM mainframe networks at the brisk pace previously anticipated by the industry. Large investments in these systems remain active today, and these customers are deploying new client-server applications while continuing to support their mainframes and networks. In 1996 TechForce and Computerm Corporation entered into an agreement under which TechForce can sell and support the Computerm Corporation VMC 8200 channel extension systems. These systems offer customers higher bandwidth applications in which data compression can add the most value and customer savings.

TechForce also believes it can further capitalize on the growing market for outsourcing network technology support. The Company provides the traditional service offerings, and is expanding its menu of professional service offerings. In late 1996, the Company introduced TechCare(SM), a suite of network management services. Services provided under TechCare include fault management, network configuration and performance management. Management believes that these new services will contribute significantly to its future growth.

Address Growing Market for Remote and Mobile Computing. With its nationwide logistics and service delivery capabilities, the Company believes it is well-positioned to support emerging data networks, which are reaching beyond the traditional boundaries of corporate headquarters and branch office locations. Today's new corporate data network includes telecommuters, mobile computer users, and the SOHO users. These changes are creating "virtual" corporate networks that magnify the support and logistics burden on corporate IT organizations. TechForce continues to expand and improve its capacity to perform cost effective custom services to address the increasing need to support the "virtual" corporate networks.

Management anticipates that with the Company's service delivery infrastructure and high volume call management capability __ currently handling up to 10,000 in-home PC support calls monthly __ it is well-positioned to support the virtual office network.

Explore Acquisition Opportunities. Given the highly fragmented nature of the technology service industry, management believes that significant acquisition opportunities exist. Management seeks opportunities to acquire inventory, skills and capabilities complementary to those of the Company.

Increase Logistical Efficiencies. Management believes its centralized inventory management proximity to the Federal Express Corporation ("FedEx") hub in Memphis enhances its ability to provide responsive, high-quality repair service on a cost effective basis. In addition, by allocating its field support resources among multiple vendors, subcontracting additional logistical support when necessary and using its own local field service resources in areas of high demand, the Company is able to achieve economies of scale that enable it to meet demand fluctuations and deliver its services on a cost effective basis.

The continued growth of the Company's client base and its services can be expected to continue to place a significant strain on its administrative, operational and financial resources. The Company's future performance and profitability will depend in part on its ability to continue to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in its business.

THE TECHFORCE SOLUTION

TechForce, with in-depth experience in both IBM SNA networks, and LAN/WAN internetworks, is equipped to help organizations meet their networking and information technology management challenges. TechForce's strategic focus on enterprise networking has produced a broad array of support solutions to deliver high-quality multi-vendor support. The Company provides its networking services from its Technology Support Center, in Clearwater, Florida, to over 1,000 customers throughout the US, Canada, and the United Kingdom. TechForce services include:

      [_] 7X24 remote diagnostics and technical support
      [_] Network capacity planning.
      [_] Equipment/software staging and installation
      [_] On-site and depot maintenance (advance equipment replacement)
      [_] Project management
      [_] TechCare Network Management
             -   Fault Management
             -   Configuration Management
             -   Performance Management

On-site services are delivered by a network of over 1,400 authorized field support engineers __ strategically located across the US, Canada, and the United Kingdom __ the Company can dispatch specific Customer Support Representatives with specific skills to match customers' specific support requirements.

The Company supports and sells a variety of new and used networking technologies from a number of leading manufacturers including:

           [_] Internetworking Technologies:
                    -  Routers
                    -  Hubs
                    -  Switches
                    -  Frame Relay Access Devices
           [_] Network Access:
                    -  DSU's, CSU's, Modems, ISDN Terminal Adapters
                    -  Multiplexers, Inverse Multiplexers, Bandwidth Controllers
           [_] Channel Networking Controllers
                    -  Pixnet-XL Channel Extenders
                    -  OEM Channel Extension Systems
                    -  Channel Interface Processors (CIP)

TechForce forms strategic support and resale relationships with best-in-class manufacturers to provide the best support and products to its corporate customers. Some of these manufacturers include Cisco Systems Inc. Computerm Corporation, Ascend, Sync Research, A T & T Paradyne (now known as Paradyne Corporation), Micom, TxPort, Premisys, Tellabs, Larscom, LanOptics, Magnalink, Netcon, and IBM. These relationships provide TechForce access to products and the manufacturer's technical and engineering resources which allows the Company to better support its customers.

In 1996, the Company became the first US Company certified to sell and support the Cisco Systems Inc. Channel Interface Processor (CIP). In addition, TechForce became a Cisco Systems Inc. Silver Certified Support Partner in the United States. These distinctions place TechForce in an elite class of support providers for Cisco Systems Inc. products. In addition, the Company formed an alliance with Computerm Corporation, a manufacturer of high-end channel extension technologies. This agreement provides the Company's current Pixnet-XL channel extension customers a logical growth path, and should allow the Company to maintain a longer term support relationship with these customers.

The Company leverages its shipping capability ___ its Memphis, Tennessee depot and proximity and relationship with FedEx ___ to deliver equipment, parts, or complete units such as a laptop PC overnight anywhere in the US.

SERVICES

The Company provides a wide-variety of services, including network design, integration, staging and installation; equipment sales and leasing; depot repair; on-site maintenance; remote, on-line diagnostic and networking support; and help desk support. These services are described below.

Network Design. TechForce works with corporate clients in designing integrated networks comprised of multi-protocol routers, access devices such as digital server units ("DSUs"), channel service units ("CSUs"), modems and frame-relay access devices, multiplexers, switches and hubs. Design services facilitate the Company's sale and ongoing support of networking products and assist customers in implementing complex networks.

Integration, Staging and Installation. The Company provides on-site installation for products it sells and supports, ranging from a single stand-alone unit or DSU to complex nationwide networks involving multiple products at each site. To ensure timely and complete on-site installation, TechForce provides optional integration and staging services to complement the installation process. The Company assembles various hardware components, including chassis, network cards, cables and software, representing multiple discrete products. Complete hardware and software configurations are integrated and tested prior to repackaging and shipment to the customer's location for installation.

Equipment Sales and Leasing. The Company offers a variety of new and refurbished products to its customers on a purchase, lease or short-term rental basis, which facilitates the sale of support agreements. This capability also enables the Company to provide a total, integrated customer solution including support and products and permits it to establish strategic reseller relationships with product manufacturers that enhance the Company's overall support capabilities. In addition, the Company's leasing capability often allows it to establish a relationship with a customer that facilitates continued support and equipment revenues over a longer term than a typical purchase transaction.

Depot Repair. The Company offers depot repair by centralized bench technicians as a more cost effective way to effect equipment repairs than performing the repair at a customer's site which is less disruptive for the customer. Depot repair enables on-site service technicians to replace failed equipment or components rapidly. The Company's depot repair capabilities, coupled with its centralized parts and logistics management, allows the Company to offer manufacturers and users of hand-held devices, such as FedEx, next-day replacement service coupled with cost effective repair. The Company also utilizes its repair capabilities to refurbish used technology before placing it in service.

On-Site Maintenance. TechForce services PCs and a wide-variety of networking products at customer locations nationwide. For customers requiring rapid repair of critical networking hardware, the Company offers two-hour and four-hour on-site service response time on a 7 x 24 basis. Certain complex, mission-critical products such as routers, multiplexers and channel extenders require this level of service. Next-day and two-day service is provided for cases in which an outage will not severely impact the customer's operations. Certain networking products such as dial modems used for remote diagnostics can also often be serviced on a next-day basis.

Remote, On-Line Diagnostic and Networking Support. TechForce utilizes on-line problem resolution tools and emphasizes rapid service restoration. The Company's ability to access its customers' systems from a centralized location and resolve many problems while on-line reduces the Company's costs and saves the customer the delay of an on-site visit. The Company's technical support personnel use a variety of proprietary and standards-based tools, including SNMP network managers such as HP OpenView and Cisco Systems Inc. Works, to troubleshoot and resolve customer problems on a remote basis. Some of these tools automatically dial into the Technology Support Center without customer intervention to notify the support technicians of an equipment or network problem. This allows the Company to begin the problem determination process before the customer is aware of a problem or during off hours when customer personnel are not on-site.

Help Desk Support. The Company provides help desk support for end-users of PCs and other computer and networking equipment who require sophisticated and timely maintenance and support services. The Company offers such support on a seven days a week, 24 hours a ("7 x 24"), toll-free basis.

PRODUCTS OFFERED

The Company sells a variety of products to provide a total integrated network solution from the mainframe channel to the desktop. The Company's proprietary channel extension technology, Pixnet-XL, allows mainframe users to place peripherals such as high-speed printers, check sorters and tape drives, that would normally be limited to distances within 400 feet of the mainframe, virtually anywhere in the world. The Pixnet-XL channel extender accomplishes this over a variety of communications facilities ranging from satellites to standard telephone lines.

For mainframe SNA users migrating to multi-protocol, open-systems networks, the Company features Cisco Systems Inc. routers with a channel interface processor that provides high-speed mainframe access for end-users. In addition to Cisco Systems Inc. routers and other internetworking products, the Company sells traditional data communications products including multiplexers, inverse multiplexers and a variety of network access devices including DSUs, CSUs, modems, frame relay access devices and ISDN inverse multiplexers. The Company also offers intelligent hubs and switches in a local area network.

The Company also sells refurbished products, particularly in the data communications products area. Refurbished products coupled with integrated services often provide attractive, low-cost solutions to end-users.

OPERATIONS

Technology Support Center. The Company's Technology Support Center, located in Clearwater, Florida, provides customers with toll-free, 7 x 24 technical support on a mission-critical basis. The Company dispatches customer support representatives and other on-site service providers out of the Technology Support Center. The Center, coupled with field network consultants, also provides network design, project management and design engineering services.

Technical Operations Center. TechForce provides logistics management, manufacturing, component and sub-assembly system repair and advance replacement/disaster recovery services for mission-critical equipment, including PCs, peripherals, networking products, computer devices and channel extenders, at its Technical Operations Center in Memphis, Tennessee. The Company's depot repair service generally features 12 to 24-hour turnaround. The Company's location in Memphis enables it to process depot repairs quickly and conveniently through the use of FedEx shipments, although, the Company may employ the services of other shipping companies as well. Upon request, the Company will ship replacement parts to its customers as soon as a repair call is received. This minimizes customer down time and enhances the Company's appeal to customers with mission-critical applications.

Personal Computer Support. The Company manages its personal computer support business to deliver high-quality, timely and reliable service by centralizing service management and logistics functions and deploying remote resources to meet Packard Bell NEC Inc. ("Packard Bell") customer needs. Centrally located TechForce operators review trouble notices sent to the Company from Packard Bell. These operators then contact the Packard Bell customer to coordinate the two elements of the service call: parts and service. Once a service appointment has been scheduled, a pre-configured parts package specific to the apparent problem is sent directly to the appropriate field engineer. At the same time, the Company's dispatchers select the most cost effective source for customer support representatives (in-house or other) in that particular location and dispatch an engineer to make the repairs. After making the repairs, the engineer ships the defective parts (and the balance of any good parts not used) back to the Company in the original shipping container. Repairs are thus performed quickly, inexpensively and with minimal service interruption for the end-user. The Company also began providing PC support services to another customer in late 1996.

The Company manages its PC parts inventory centrally from its Memphis location, thus enabling it to use the FedEx transportation hub for a substantial portion of the Company's distribution requirements; however, the Company may develop business relationships with other domestic and international shipping companies whose services the Company employs in addition to those of FedEx. Parts required for next-day service can be shipped until approximately 11:00 p.m. Central Time. The Company's practice of centralizing parts inventory reduces the level of overall inventory in Packard Bell's system, minimizing the problem of highly-dispersed parcels of parts spread throughout the field force or located in disparate locations.

Management believes these innovations enable TechForce to deliver high-quality service while maintaining an efficient infrastructure. Field service engineers are often outsourced on a flexible basis, minimizing the risk of the build-up of fixed costs. Inventory levels are minimized and more controllable at the central site. Overnight delivery and central dispatching minimize engineer downtime and confusion over the correct parts for a given problem. The Company is therefore able to offer Packard Bell and other customers premium, cost effective service at relatively modest expense.

CUSTOMERS

The Company has over 1,000 customers in the United States, Canada and the United Kingdom. The Company's customers include large corporate clients, PC and networking equipment manufacturers, telecommunications carriers and integrators. Corporate clients require integrated support solutions and networking products and services for local area networks, wide-area networks and channel extenders; PC and networking equipment manufacturers required rapid cost effective parts movement, remote diagnostics and support, quick turnaround repair and replacement and on-site field service; and telecommunications carriers and integrators require both integrated and specialized support solutions. The Company's three largest customers were Packard Bell, which accounted for approximately $17.5 million (35.5% of total revenues) for 1995 and $12.5 million (19.7% of total revenues) for 1996; FedEx, which accounted for approximately $5.7 million (11.5% of total revenues) for 1995 and $6.9 million (10.9% of total revenues) for 1996; and National Medical Care, Inc. (now known as Fresenius Medical Care North America) a new customer for which the Company provided network equipment support, installation services, and leased hardware for $8.6 million (13.6% of total revenues) for 1996. No other single customer of the Company accounted for more than 10% of the Company's total revenues in these periods. The loss of either Packard Bell, FedEx or Fresenius Medical Care of North America as a customer, or a significant reduction in their respective purchases from the Company, would have a material adverse effect on the Company's results of operations and financial condition in the near term.

STRATEGIC RELATIONSHIPS

The Company has formed relationships with a variety of companies, including Packard Bell, FedEx, Paradyne, Cisco Systems Inc., IBM and LogisTechs Incorporated ("LogisTechs"), that benefit the Company.

Packard Bell. Since 1992, the Company has provided to Packard Bell in-home warranty maintenance, including technical support, on-site and depot repair and on-site call management, for Packard Bell PC users. Service is dispatched centrally from the Company's Technology Support Center and parts are shipped from the Company's Technical Operations Center. The Company's contract with Packard Bell expires on November 1, 1997. Management believes that the agreement will be renewed. Revenues from services provided to Packard Bell increased from $1.4 million in 1992 to $17.5 million in 1995, or 35.5% of revenues, and then decreased to $12.5 million, or 19.7% of revenues in 1996. Packard Bell is invoiced monthly and payment is due no later than 30 days after the invoice date, with a penalty of 1.5% of the unpaid balance accruing monthly beginning 60 days after the invoice date. In May 1996, the Company experienced a temporary disruption in Packard Bell business as the two companies negotiated disputes related to past due accounts receivable owed by Packard Bell to the Company and Packard Bell repair parts inventory held by the Company. In resolution of that dispute, the companies agreed to reduce the volume of business going forward. Accordingly, the Company expects to reduce its concentration of revenue from Packard Bell in the future. Pursuant to the agreement reached, the Company returned substantially all of Packard Bell's inventory and Packard Bell has paid the Company all but $1.9 million of the dated accounts receivable. The parties have entered into a written agreement which specifies that the agreed balance will be paid in full over time. Furthermore, the volume of business from Packard Bell has resumed to approximately 80% of the average 1995 quarterly volume. Prior to the dispute the Company had typically received payment from Packard Bell approximately 90 to 130 days after the billing date, which was generally a longer payment cycle than experienced under its other service contracts. Subsequent to the settlement of the dispute, the Company has typically received payment from Packard Bell on business since the dispute approximately 60 days after the billing date. Management believes that these payment practices will continue for the foreseeable future. In light of the substantial amount of the Company's total revenues that are attributable to Packard Bell, failure to receive payment in accordance with past practice under the Packard Bell contract could have a material adverse effect on the Company's cash flow.

FedEx. The Company has serviced certain electronic equipment for FedEx on an outsourced basis since 1991. TechForce provides FedEx with same-day repair and return of electronics equipment from its Technical Operations Center in Memphis, Tennessee. FedEx has begun implementing new technology in some of the areas where the Company supports FedEx with equipment repair services. Management believes that this introduction of new technology will likely lead to reductions in business volumes for repair of the affected equipment. The Company also provides FedEx with a contract technical labor force that performs mission-critical equipment maintenance at the FedEx Technical Service Center in Memphis, Tennessee. The Company's repair contract with FedEx expired on October 31, 1996 and was renewed for an additional three years. FedEx may terminate services under the agreement upon 90 days' prior written notice. The Company's contract with FedEx for the provision of contract technical labor expired on June 19, 1996 and was renewed for an additional three years. This contract may be terminated by FedEx upon written notice. Revenues from services provided to FedEx increased from $1.8 million in 1991 to $6. 09 million in 1996 or 10.9% of revenues.

Paradyne Corporation (formerly AT & T Paradyne). Since July 1, 1994, TechForce has resold Paradyne Corporation access products, including DSUs, modems and multiplexers, on an individual basis or as part of an integrated network solution. TechForce also supports these products, although support is outside the scope of its agreement with Paradyne. The original agreement expired March 31, 1995, and was replaced by a new distributor agreement in November 1995. The new agreement expires on March 31, 1997 and automatically renews for successive one year periods. Either party may terminate the agreement without cause on 60 days' prior written notice.

Cisco Systems Inc. - In June 1995, the Company entered into a reseller agreement with Cisco Systems Inc. to resell and provide support for Cisco Systems Inc. entire line of products throughout North America. TechForce features Cisco Systems Inc. internetworking products as part of its integrated network solution and supports Cisco Systems Inc. Channel Interface Processor, which provides high-speed network access to the IBM and IBM compatible mainframe channel. The term of the agreement is one year and it may be terminated by either party upon 30 days' prior written notice.

IBM and Other Field Service Relationships. Since January 1, 1995, the Company has subcontracted a substantial portion of its field service for its channel extension products to IBM. Under this contract, the Company refers its channel extension field service calls to IBM, with IBM dispatching its employees to perform the required field service. Since 1992 and prior to 1996 the Company had also subcontracted a large portion of its Packard Bell field service to FedEx. Under this contract, the Company referred its Packard Bell field service calls to FedEx, with FedEx dispatching its employees to perform the required field service. These relationships enabled the Company to meet demand fluctuations while giving IBM and FedEx the opportunity to increase revenue from their existing field service organizations. The Company's contract with IBM expired on January 1, 1997 and was extended through March 31, 1997. The Company is currently re-negotiating this contract and expects to renew the agreement under substantially similar terms for a one-year period. Early in the third quarter of 1995, the Company implemented a program to establish a network of local authorized service providers ("ASPs") with whom it contracted for PC field repair services. Subsequently the Company has eliminated its reliance on FedEx for Packard Bell field calls and currently provides for all PC repair field calls via its network of ASPs.

The Company currently has approximately 60 ASPs in place in order to fulfill its Packard Bell field service obligations. ASPs range in size from small businesses covering a limited geographic area to large companies covering several cities. Although the Company incurs additional administrative costs as a result of the need to contract with and supervise several ASPs instead of relying on a single third-party service provider, management believes these costs are outweighed by the savings resulting from the use of ASPs. The Company has experienced consistent overall quality, reliability and responsiveness of its field service subsequent to the transition from reliance on FedEx. The Company's reliance on ASPs has not had a material adverse effect on its competitive position.

LogisTechs. The Company is able to deliver spare and replacement parts efficiently on an overnight basis to meet next-day delivery requirements. However, the internal cost of making deliveries in time to meet a two-hour or four-hour response deadline is currently prohibitive. Consequently, in 1994, the Company contracted with LogisTechs, which focuses on providing rapid local delivery and logistical support, to provide such services for the Company in connection with its same-day service requirements. This enables the Company to meet its customers' mission-critical response requirements on a cost effective basis. The Company's contract with LogisTechs expired on December 29, 1996 and was renewed for a one-year period, subject to written notice by either party at least 90 days prior to the end of the term of its intent not to renew.

SALES AND MARKETING

As of December 31, 1996 the Company's sales organization consisted of 47 direct sales and sales support personnel located in the United States, Canada and the United Kingdom. The Company's sales force has an average of over 15 years of experience in the sale of networking products and support services. The Company operates in three primary sales channels: (i) direct "end-user" sales, which provide integrated support and equipment solutions to large corporate accounts;
(ii) sales to manufacturers, and other integrators that provide customized support solutions; and (iii) international sales, which provide channel networking and other networking support and equipment solutions to corporate clients and distributor partners. The Company relies primarily on direct sales, but uses other channels, including, in addition to those listed above, agents with particular customer or geographic specialties and subcontractor relationships with systems integrators and prime contractors.

COMPETITION

While many companies provide support services to users and manufacturers of electronic equipment, management believes no one company is dominant. Management believes competition is based primarily on service quality, reliability, responsiveness and convenience and to a lesser extent on price. Management believes the Company competes with three types of service providers: (i) equipment vendors and manufacturers; (ii) VARs and distributors with repair capabilities; and (iii) third party service providers. Many of these competitors, particularly vendors and manufacturers, have longer operating histories; greater financial, technical, sales, marketing and other resources; greater name recognition; more extensive distribution and sales networks; and a larger, more established customer base than the Company.

EMPLOYEES

As of December 31, 1996, the Company had 439 employees, of whom 316 were full-time employees, 75 were full-time contract employees and 48 were temporary or part-time employees. The Company also uses a significant number of contract personnel in its field service operations. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

ITEM 2. PROPERTIES
------------------

The Company conducts its operations in the United States principally out of its facilities in Clearwater, Florida; Memphis, Tennessee; and Chicago, Illinois; and in Europe out of its facilities in Reading, England. The Company occupies approximately 24,500 square feet at its Clearwater, Florida facility, its administrative headquarters and home to the Company's technical support services; approximately 52,000 square feet at its Memphis, Tennessee facility, which includes approximately 18,000 square feet of office and repair work space and approximately 34,000 square feet of warehouse space that houses the Company's depot repair, staging and logistics operations; and approximately 4,245 square feet of office space in its Chicago, Illinois facility which is used for sales and marketing operations. The Company's facilities in the United Kingdom consist of approximately 7,000 square feet of office and warehouse space that is used to support the Company's European operations. The Company also maintains a number of smaller remote sales offices in the United States and Canada. As of March 11, 1997, the Company executed a lease for a new 30,000 square feet corporate office facility to be located in a new building to be constructed in the same business park as its current corporate headquarters. Under the terms of this new 5 year lease the Company would take occupancy in February 1998 and, concurrent with occupancy, its present headquarter's lease would be terminated with no further obligation on the part of the Company. Otherwise the Company anticipates that its current facilities will adequately support its operations in the near future. All of the Company's facilities are subject to leases with the following expiration dates: Clearwater, Florida - January 31, 2003; Memphis, Tennessee - August 1, 2000; Chicago, Illinois - June 30, 1998; Reading, England - September 29, 1999.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

From time to time, the Company is involved in routine litigation and proceedings in the ordinary course of its business. Management believes that such litigation and proceedings would not, if decided adversely to the Company, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "TRFC" The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit facility contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restricts the Company's ability to pay dividends. The chart below sets forth the high and low stock prices for the time period since the commencement of the Company's initial public offering on December 14, 1995.


                                                                           HIGH               LOW
                                                                           -----              ----
          1995
          ----

          December 14, 1995__ December 31,  1995                           11.50              8.25

          1996
          ----

          First Quarter                                                    11.75              8.00
          Second Quarter                                                   13.25              5.75
          Third Quarter                                                     8.00              4.00
          Fourth Quarter                                                    8.63              5.00

At March 18, 1997, there were approximately 82 shareholders  of record.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with consolidated financial statements, related notes and other financial information herein.

                                                                               YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------
                                                             1996            1995           1994          1993        1992
                                                        --------------  --------------  -------------  ----------  ----------
STATEMENT OF OPERATIONS DATA:                                     (in thousands, except share data and percentages)
Revenues:
     Services (Note 1)............................         $   35,191      $   35,466     $   20,882      $8,899      $4,858
     Hardware.....................................         $   28,082      $   13,766          9,856    --------   --------
                                                           ----------      ----------     ----------      ------      ------
          Total revenues..........................             63,273          49,232         30,738       8,899       4,858
                                                           ----------      ----------     ----------      ------      ------
Direct costs:
     Services.....................................             23,250          24,391         16,559       5,604       2,696
     Hardware.....................................             19,504           9,173          4,242   --------     --------
                                                           ----------      ----------     ----------      ------      ------
          Total direct costs......................             42,754          33,564         20,801       5,604       2,696
                                                           ----------      ----------     ----------      ------      ------
Gross margin:
     Service......................................             11,941          11,075          4,323       3,295       2,162
     Hardware.....................................              8,578           4,593          5,614    --------    --------
                                                           ----------      ----------     ----------      ------      ------
          Total gross margin......................             20,519          15,668          9,937       3,259       2,162
                                                           ----------      ----------     ----------      ------      ------
Operating costs:
     Selling and marketing........................             10,330           7,754          4,278         354         115
     Research and development.....................              1,718           1,147            585     -------    --------
     General and administrative...................              4,490           3,379          2,843         917         719
                   Nonrecurring charges...........                243             600       --------    --------    --------
                                                           ----------      ----------     ----------      ------      ------
          Total operating costs...................             16,781          12,880          7,706       1,271         834
                                                           ----------      ----------     ----------      ------      ------
Operating income..................................              3,738           2,788          2,231       2,024       1,328
Interest income, net..............................                103           1,106            834          11           3
                                                           ----------      ----------     ----------      ------      ------
Income before income taxes and
     minority interest............................              3,635           1,682          1,397       2,013       1,325
                                                           ----------      ----------     ----------      ------      ------

Income tax provision (benefit)....................              1,312             671           (259)    -------     -------
     Minority interest............................            -------         -------             66     -------     -------
                                                           ----------      ----------     ----------      ------      ------
Net income........................................         $    2,323      $    1,011     $    1,590      $2,013      $1,325
                                                           ==========      ==========     ==========      ======      ======
Pro forma net income..............................         $    2,323      $    1,011     $      771      $1,020      $  686
                                                           ==========      ==========     ==========      ======      ======
Pro forma net income per common share.............              $0.28           $0.16          $0.13
                                                           ==========      ==========     ==========
Pro forma weighted average
                                                            8,355,058      ==========     ==========
      common  shares  outstanding.................         ==========       6,266,267      5,909,369
                                                                           ==========     ==========
OTHER DATA:
Gross margin %
      Service.....................................               33.9%           31.2%          20.7%       37.0%       44.5%
      Hardware....................................               30.5%           33.4%          57.0%        0.0%        0.0%
Gross margin......................................               32.4%           31.8%          32.3%       37.0%       44.5%
BALANCE SHEET DATA:
Working Capital...................................         $   14,746      $   19,420     $    3,666      $1,926      $1,066
Total assets......................................         $   46,483      $   38,307     $   25,017      $2,954      $1,559
Long-term obligations.............................         $    6,180      $    2,735     $    9,231      ------      ------
Redeemable convertible
      Preferred stock.............................             ------          ------          4,259      ------      ------
Partner's capital /
      shareholders' (deficit) equity..............         $   28,494      $   26,017          ($802)     $2,010      $1,110

Note 1: Change from 1995 to 1996 included 28.6% decrease in PC Support Revenues offset by 26.6% increase in Enterprise Support Revenues

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

OVERVIEW

The Company began operations in 1991 to outsource various equipment repair projects for FedEx. In 1992, the Company contracted with Packard Bell to provide in-home warranty maintenance, including technical support, on-site and depot repair and on-site call management, to Packard Bell PC users. In March 1994, consistent with its strategy to become a provider of integrated support services, the Company purchased Pixnet-XL inventory and replacement parts and various engineering equipment from one of Paradyne's product divisions and assumed obligations of Paradyne's Customer Service Organization ("CSO") division to deliver channel extension support services for those products. The Company also acquired a license to the then current Pixnet-XL product technology. This transaction facilitated the Company's entry into integrated support offerings and expanded its customer base to over 500 customers at that time. The Company developed a product management and sales force, a field support service network using primarily contracted third parties, an administrative support network using the Company's information systems and administrative staff. The Company emphasizes the sale of a broad-range of integrated support services to customers who may also require channel extension products. The Company seeks to leverage corporate customer relationships established through the sale of Pixnet-XL product offerings into sales of integrated support service offerings to the same customer base. As such, the Company does not foresee that the sale of Pixnet-XL products is a source of future revenue growth and development.

As a result of these initiatives, the Company's total revenues have grown from $1.8 million in 1991 to $63.3 million in 1996. The Company completed the initial public offering of 3,100,000 shares of its common stock including 880,000 shares sold by selling shareholders in December 1995. The Company has expanded from providing specialized services to providing a combination of maintenance and repair services and increasingly sophisticated networking and other value-added service offerings. Services provided to manufacturers such as Packard Bell and end-users such as FedEx constitute an important part of the Company's overall support solution and have helped provide the Company with the infrastructure necessary to offer increasingly complex, value-added networking services to end-users while continuing to provide customized support to manufacturers and integrators.

The Company generates revenues from services provided under maintenance contracts with terms ranging from one to five years, and through the sale of its channel extension hardware and the resale of various data network hardware supplied by other manufacturers. In certain cases the Company leases hardware when such financing facilitates increased support opportunities. Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Packard Bell agreement. Revenues from product sales are recognized at the time of delivery. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments, net of executory costs, are recorded currently as revenues and the related costs of the equipment are recorded as cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases in 1995 and 1996 were approximately $150,000 and $12,948,000, respectively. There were no sales-type lease activities in 1994.

The Company's cost structure consists of direct costs, which include cost of services and cost of hardware; and operating costs, which include selling and marketing, research and development and general and administrative expenses. Cost of service includes all program costs associated with service delivery as well as depreciation on spares inventories held for customer repair requirements, while cost of hardware consists of amounts paid by the Company for the hardware products it sells and related costs. The Company's general and administrative expenses consist primarily of corporate overhead, including salary expense of administrative personnel, office rental expense and legal and accounting fees.

In October 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which the Company adopted in fiscal 1996. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or of disclosing its pro forma effects on net income and earnings per share. The Company's management has disclosed the pro forma effect on net income and earnings per share in its notes to its financial statements. Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

Management anticipates that revenues from its proprietary channel extension products and services will gradually decrease over the next several years at a rate of approximately 10% to 15% per year primarily as a result of a steady trend toward open-systems environments. Management does not believe that this gradual decline in revenues will have a material adverse effect on the Company's results of operations and financial condition. Revenues attributable to Packard Bell grew from $1.9 million in 1992 to $17.5 million in 1995 and then declined to $12.5 million in 1996 representing a 29% decrease from 1995 to 1996 primarily as the result of second quarter issues related to past due accounts receivable from Packard Bell to the Company and levels of Packard Bell inventory held by the Company. The resolution of these issues resulted in a plan of agreement between the companies for the reduction of accounts receivable by Packard Bell and the return of inventory by the Company. As of March 13, 1997, the companies agreed to a final resolution and a payment plan whereby Packard Bell would pay its agreed obligations to the Company. Although revenues from Packard Bell for the three months ended December 31, 1996 increased to approximately 84% of the average 1995 quarterly revenue, there is no assurance that this volume of PC support business will continue. This market continues to be extremely competitive. Furthermore, the Company's reliance on authorized service providers ("ASPs") could have a material adverse effect on the Company's competitive position, and as a result, on its results of operations and financial condition, if such ASPs are unable to fulfill their field service obligations in a timely or satisfactory manner.

The Company operates in two geographic areas -- North America and Europe. Revenues from North American operations were $47.1 million for 1995 and $61.6 million for 1996, while revenues from European operations were $2.1 million and $1.7 million for the respective periods. Management has no immediate plans regarding further expansion into foreign markets. (See Note 8 of Notes to Consolidated Financial Statements.)

Continued growth of the Company's customer base and its services can be expected to continue to place a significant strain on its administrative, operational and financial resources. The Company's future performance and profitability will depend in part on its ability to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in its business. Furthermore, although the Company has experienced rapid growth in total revenues and has been profitable, its limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company's revenue growth will continue in the future or that recent operating results can be sustained.

PURCHASE OF ASSETS FROM AT&T PARADYNE

In March 1994, the Company purchased Pixnet-XL inventory and replacement parts and various engineering equipment from one of AT&T Paradyne's product divisions and assumed obligations of AT&T Paradyne's Customer Service Organization ("CSO") division to deliver channel extension support services for those products. The Company also acquired a license to the then current Pixnet-XL product technology. The Company does not intend to grow its market for the Pixnet-XL product line acquired from AT&T Paradyne but instead seeks to leverage corporate customer relationships established through the sale of Pixnet-XL product offerings into sales of integrated support service offerings to the same customer base. The Company has not manufactured new entries in the Pixnet-XL product line and has devoted only limited research and development efforts to sustaining development of the Pixnet-XL product line.

The transaction described above has facilitated the Company's entry into integrated support offerings and expanded its customer base to over 500 customers at that time. Revenues from the sale of channel extension hardware products totaled approximately $7.1 million, $3.3 million and $2.7 million, respectively, during 1994, 1995 and 1996. Service revenues related to channel extension products totaled approximately $9.3 million, $12.0 million and $12.3 million, respectively, during 1994, 1995 and 1996.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of total revenues represented by certain items in the Company's consolidated statements of operations:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------

                                           1994         1995          1996
                                           ----         ----          ----
     Revenues:
        Services                           67.9%        72.0%         55.6%
        Hardware                           32.1         28.0          44.4
                                           ----         ----          ----
            Total revenues                100.0        100.0         100.0

     Direct costs:
        Services                           53.9         49.6          36.7
        Hardware                           13.8         18.6          30.8
                                           ----         ----          ----
            Total direct costs             67.7         68.2          67.6
                                           ----         ----          ----
     Gross margin                          32.3         31.8          32.4
                                           ----         ----          ----

     Operating costs:
        Selling and marketing              13.9         15.7          16.3
        Research and development            1.9          2.3           2.7
        General and administrative          9.2          6.9           7.1
        Nonrecurring charges                0.0          1.2            .4
                                            ---          ---            --
            Total operating costs          25.0         26.1          26.5
                                           ----         ----          ----

     Operating income                       7.3          5.7           5.9
     Interest expense, net                  2.7          2.2            .2
                                            ---          ---            --
     Income before income taxes             4.5          3.5           5.7

     Income tax provision (benefit)        (0.8)         1.4           2.1
     Minority interest                      0.2          0.0           0.0
                                            ---          ---           ---
     Net income                             5.2%         2.1%          3.7%
                                            ====         ====          ====
     Pro forma net income                   2.5%         ----          ----


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

Total Revenues. Total revenues increased 28.7% from $49.2 million for 1995 to $63.3 million for 1996. Substantially all of the increase was represented by increased hardware revenues. Increased enterprise support revenues were offset by decreased revenues from PC support resulting in no overall increase in service revenues.

Service Revenues. Revenues from services decreased 0.8% from $35.5 million (72.2% of total revenues) in 1995 to $35.2 million (55.6% total revenues) in 1996. This decrease was caused by a significant decrease in PC support revenues related to the Company's second quarter Packard Bell issues. This decrease was substantially offset by equally significant increases in enterprise support revenues. PC support revenues decreased by 28.6% from $17.5 million for 1995 to $12.5 million for 1996.

Hardware Revenues. Revenues from hardware products increased 103.6% from $13.8 million (28.0% of total revenues) in 1995 to $28.1 million (44.4% of total revenues) in 1996. The increase in hardware revenues was attributable primarily to the increased resale of other manufacturers' hardware and included revenues from the Company's hardware leasing activities.

Cost of Service. Cost of service decreased 4.5% from $24.4 million (68.7% of service revenues) for 1995 to $23.3 million (66.2% of service revenues) for 1996. The decrease was caused by decreased PC support business volumes offset by an increased volume of enterprise service business.

Cost of Hardware. Cost of hardware increased 112.0% from $9.2 million (66.7% of hardware revenue) in 1995 to $19.5 million (69.4% of hardware revenue) in 1996 primarily due to the increased volume of hardware revenues.

Gross Margin. Overall gross margin increased 30.6% from $15.7 million for 1995 to $20.5 million for 1996, and increased as a percent of revenues from 31.9% in 1995 to 32.4% in 1996. Gross margin for services increased 7.2% from $11.1 million in 1995 to $11.9 million in 1996. This increase was caused by increased higher margin enterprise service revenues offset by reduced lower margin PC support revenues. Gross margin for hardware increased 86.7% from $4.6 million for 1995 to $8.6 million for 1996 primarily due to increased hardware volumes. Hardware gross margin as a percent of hardware revenue decreased slightly due to the increased mix of revenues from the resale of other manufacturers' hardware.

Selling and Marketing Expenses. Selling and marketing expenses increased 32.1% from $7.8 million (15.9% of total revenues in 1995) to $10.3 million (16.3% of total revenues in 1996). The increase in selling costs was primarily due to increased selling activity in both enterprise support service contracts and hardware.

Research and Development Expenses. Research and development expenses increased 54.5% from $1.1 million (2.2% of total revenues) in 1995 to $1.7 million (2.7% of total revenues) in 1996 as a result of expanded service and systems development activities.

General and Administrative Expenses. General and administrative expenses increased 32.4% from $3.4 million (6.9% of total revenues) in 1995 to $4.5 million (7.1% of total revenues) in 1996. This increase was due to an increased volume of business and increases in staff and related expenses associated with the continuing development and expansion of the Company's business support infrastructure programs to handle the growing volume of business.

Operating Income. Operating income increased 32.1% from $2.8 million (5.7% of total revenues) in 1995 to $3.7 million (5.9% of total revenues) in 1996 as a result of the factors listed above.

Interest Expense, Net. Interest expense decreased 90.6% from $1.1 million (2.2% of total revenues) in 1995 to $103,000 (0.2% of total revenues) in 1996. This decrease in net interest expense resulted from decreased interest bearing long-term borrowings, decreases in the Company's average working capital loan balance and increased interest income on invested funds.

Income Taxes. Income tax expense increased 93.7% from $671,000 (1.4% of total revenues) in 1995 to $1.3 million (2.1% of total revenues) in 1996. The Company's effective income tax rate was 39.9% for 1995 and 36.1% for 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

Total Revenues. Total revenues increased 60.2% from $30.7 million for 1994 to $49.2 million for 1995 due to increased revenues from services and hardware sales. Approximately 78.9% of the increase was represented by increased service revenues, while the remaining 21.1% was represented by increased hardware revenues.

Service Revenues. Revenues from services increased 69.8% from $20.9 million (67.9% of total revenues) for 1994 to $35.5 million (72.2% of total revenues) for 1995. This increase was attributable to: (i) increased service revenues associated with the Company's channel extension product line; (ii) increases in Packard Bell service revenues; (iii) increases in FedEx service revenues; and
(iv) increases in revenues from new services developed by the Company.

Hardware Revenues. Revenues from hardware products increased 39.7% from $9.9 million (32.1% of total revenues) for 1994 to $13.8 million (28.0% of total revenues) for 1995 due to an increase in revenues from the resale of other manufacturers' hardware of $7.7 million offset by a decrease in revenues from channel extension product sales of $3.8 million.

Cost of Service. Cost of service increased 61.4% from $16.6 million (79.3% of service revenues) for 1994 to $24.4 million (68.7% of service revenues) for 1995. This increase was caused by an increased volume of service business related to channel extension products and services and Packard Bell and FedEx support agreements.

Cost of Hardware. Cost of hardware increased 116.2% from $4.3 million (43.0% of hardware revenues) for 1994 to $9.2 million (66.6% of hardware revenues) for 1995. These changes were caused by increased hardware product sales combined with changes in the mix of hardware revenues. For 1994, sales of the Company's channel extension hardware comprised a majority of its hardware revenues. For 1995, however, the majority of hardware revenues resulted from the sale of other manufacturers' hardware, which yields a lower margin than the sale of the Company's proprietary channel extension products.

Gross Margin. Overall gross margin increased 57.7% from $9.9 million (32.3% of total revenues) for 1994 to $15.7 million ( 31.9% of total revenues) for 1995. Gross margin on services increased 156.2% from $4.3 million in 1994 to $11.1 million in 1995. This increase was caused by increased service revenues combined with reductions in field service costs per call for both channel extension product support and Packard Bell repairs. Gross margin on hardware revenues decreased 18.2% from $5.6 million in 1994 to $4.6 million in 1995. This decrease was caused by a change in the mix of hardware revenues from a greater proportion of revenues from sales of higher margin channel extension hardware which is proprietary in nature (72.0% of total hardware revenues) in 1994 to a greater proportion of revenues from sales of lower margin hardware provided by other manufacturers (76.0% of total hardware revenues) in 1995 partially offset by higher total hardware revenues. Service margins as a percent of service revenues increased from 20.7% from 1994 to 31.2% in 1995 primarily due to improved unit costs for both channel extension product support and Packard Bell field repairs. Hardware margins as a percentage of hardware revenues decreased from 57.0% for 1994 to 33.4% in 1995 primarily as a result of the change in the mix of hardware revenues described above.

Selling and Marketing Expenses. Selling and marketing expenses increased 81.3% from $4.3 million (13.9% of total revenues) for 1994 to $7.8 million (15.9% of total revenues) for 1995. In April 1994, the Company implemented its first field sales organization. As a result, selling costs attributed to the increased staffing and travel expenses associated with the Company's expanded sales organization are reflected for a full year from 1995, but are only reflected from April for 1994.

Research and Development Expenses. Research and development expenses increased 96.1% from $0.6 million, (1.9% of total revenues) for 1994 to $1.1 million (2.2% of total revenues) for 1995. This increase was due to increased program development activity relating primarily to remote network management tools and systems development and new product support offerings.

General and Administrative Expenses. General and administrative expenses increased 18.9% from $2.8 million, (9.2% of total revenues) for 1994 to $3.4 million ( 6.9% of total revenues) for 1995. This increase was due to an increased volume of business and increases in staff and related expenses associated with upgraded business support infrastructure programs that were initiated in mid-1994.

Non-recurring Charges (Relocation and Termination Costs). The Company recognized non-recurring relocation and termination costs of $600,000 during 1995 as a result of the Company's relocation of its Atlanta, Georgia headquarters to its Clearwater, Florida facility. Management does not expect to incur any additional expenses in connection with the relocation.

Operating Income. Operating income increased 25.0% from $2.2 million (7.3% of total revenues) for 1994 to $2.8 million (5.7% of total revenues) for 1995 as a result of the factors listed above.

Interest Expense, Net. Interest expense increased 32.6% from $8.0 million (2.7% of total revenues)for 1994 to $1.1 million (2.2% of total revenues) for 1995. The Company's Subordinated Notes and another promissory note were issued in March 1994. The increase in interest expense resulted from the recognition of interest on these obligations for a full year for 1995 and on increased borrowings under the Company's line of credit. Interest income was not material for either period. In December 1995, the Company repaid all amounts due under both the Subordinated Notes and the line of credit from proceeds from its initial public offering.

Income Taxes. The Company recognized a $718,000 tax benefit for 1994 that included a $788,000 deferred income tax benefit relating to the conversion of the Company's predecessor partnership to a corporation and excluded a $35,000 pro forma provision on the non-taxable income of the partnership prior to the conversion. The Company's pro forma effective income tax rate was 40.1% for 1994 and the income tax rate was 39.9% for 1995.


QUARTERLY RESULTS

The following table presents certain unaudited quarterly financial information for each of the eight preceding quarters through December 31, 1996. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere herein and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future periods. All amounts shown (except per share amounts) are expressed in thousands.

==================================================================================================

                                   SUMMARY OF QUARTERLY RESULTS
                                           (UNAUDITED)

==================================================================================================
(IN THOUSANDS, EXCEPT     FIRST    SECOND    THIRD   FOURTH    FIRST    SECOND     THIRD   FOURTH
 PER SHARE DATA)         QUARTER   QUARTER  QUARTER  QUARTER  QUARTER   QUARTER   QUARTER
                           1995     1995     1995     1995      1996      1996     1996     1996


Net Sales                 $9,263   $13,110  $12,238  $14,621   $17,227  $13,341   $14,892  $17,813

Gross Margin               2,748     4,293    4,132    4,495     5,184    3,531     5,087    6,717

Operating Income             203     1,083      414    1,088     1,398     (796)    1,417    1,719

Net Income (loss)            (57)      481       81      506       907     (508)      864    1,060

Net Income (loss) per      ($.01)  $   .08  $   .01  $   .08   $   .11  $  (.06)  $   .10  $   .13
common and common
equivalent share

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $504,000 in 1994, and provided cash of $2.7 million in 1995 and $6.3 million in 1996. The use of cash resulting from the Company's operating activities in 1994 was due to increased working capital requirements associated with the Company's new channel extension product line. The Company generated cash from operating activities in 1995 as a result of improved management of working capital and in 1996 as a result of improved operating results and improved management of working capital.

The Company's investing activities used cash of $5.4 million in 1994, $14.8 million in 1995 and $6.7 million in 1996. Cash used in the Company's investing activities in 1994 related to the Company's purchase of inventory, replacement parts and engineering and technical support equipment from AT&T Paradyne that formed the basis for the Company's channel extension product line and the purchase of property and equipment. Cash used in the Company's investing activities for 1995 related to the purchase of property, plant and equipment and the investment in marketable securities by the Company of a portion of the proceeds from its initial public offering. Cash used in the Company's investing activities for 1996 related to the purchase of property, plant and equipment and investment in capitalized leases related to hardware leased to customers. ( See
Note 1 of Notes to Consolidated Financial Statements.)

Financing activities provided cash of $5.8 million in 1994, $12.2 million in 1995 and $3.8 million in 1996. The Company's financing activities generated cash in 1994 as a result of the issuance of $4.3 million in Convertible Redeemable Preferred Stock, $5.0 million in Subordinated Notes and net additional borrowings of $2.2 million under the Company's credit facility. These activities were offset by payment of a $4.1 million common stock dividend to the founding shareholders, repayments of long-term debt in the amount of $1.2 million and partnership distributions of $415,000. The Company's financing activities generated cash in 1995 as a result of its initial public offering with net proceeds of $21.7 million. These activities were offset by repayment of the Subordinated Notes and net repayments of borrowings under its credit facility. (See Notes 3 and 5 of Notes to Consolidated Financial Statements.) Cash generated from the Company's financing activity in 1996 resulted from the Company's lease discounting activity which included the issuance of certain non-recourse notes payable to banks. Per Staff Accounting Bulletin (SAB 70) such non-recourse debt, when related to sold financial assets (the related lease revenues receivable) must be reported as debt and amortized together with the related lease receivable rather than deducted from the related lease receivable balance at the time of the discounting transaction. First Union National Bank, in the calculation of the Company's debt to earnings covenants does not consider such non-recourse notes in the determination of the Company's debt.

The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. Prior to October 1996, the Company's credit facility was with SouthTrust Bank of Georgia, N.A. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts receivable and eligible leases. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 6.87% to 9.00% and was 7.15% as of December 31, 1996. As of December 31, 1996, the Company had no outstanding balance under the line of credit and approximately $5.3 million was available for borrowing thereunder based upon the Company's qualifying accounts receivable and lease balances. The Company intends to use its borrowing capacity under the line of credit on a limited basis primarily for working capital requirements. The credit facility expires in September, 1998. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

Prior to March 1994, the Company was organized as a Georgia general partnership. In March 1994, all of the assets of the partnership were contributed to, and all of its liabilities were assumed by, the Company. In connection with this transaction, the partners of the general partnership, including certain officers and directors of the Company, received, in exchange for their interests in such partnership, an aggregate of 2,679,268 shares of Common Stock of the Company and the common stock dividend. (See Note 2 of Notes to Consolidated Financial Statements.) In addition, the Company issued 4,225,000 shares of Convertible Redeemable Preferred Stock for an aggregate purchase price of $4.2 million and $5.0 million in principal amount of Subordinated Notes. The Subordinated Notes were redeemed with a portion of the net proceeds of the Company's initial public offering completed in December, 1995.

Simultaneously with the issuance of the Common Stock, Convertible Redeemable Preferred Stock and Subordinated Notes in March 1994, the Company purchased inventory, replacement parts and engineering and technical support equipment from AT&T Paradyne (subsequently sold by AT&T and now known as Paradyne Corporation, "Paradyne") that formed the basis for the Company's channel extension product line. The aggregate purchase price for these assets was $11.0 million, constituting a cash payment of $3.1 million, a note payable to Paradyne (the "Paradyne Note") in the principal amount of $6.6 million and the assumption of liabilities of approximately $1.3 million. The Paradyne Note bears interest at a rate of 8% and is payable in equal monthly installments over a 48-month period. The monthly payments made by the Company on the Paradyne Note are approximately $151,000. (See Note 6 of Notes to Consolidated Financial Statements.)

In March 1994, the Company provided start-up financing in the form of equity in an aggregate amount of approximately $59,000 for TechNet, a hardware integrator. TechNet was founded to sell channel extension hardware and maintenance contracts on behalf of the Company and to resell third party manufacturers' hardware. Upon the incorporation of TechNet in September 1994, the Company received a 51% ownership interest in that company. In November 1994, the Company acquired the remaining 49% of TechNet in exchange for 134,783 shares of Common Stock valued at approximately $101,000, bringing the Company's total investment in TechNet to approximately $160,000. TechNet merged with and into the Company immediately following this transaction. (See Note 4 of Notes to Consolidated Financial Statements.)

In November 1994, the Company issued 34,350 shares of Convertible Redeemable Preferred Stock for an aggregate purchase price of approximately $34,000 and a Subordinated Note in the principal amount of approximately $41,000 to one of its directors. The Subordinated Note was redeemed with proceeds from the Company's initial public offering.

The Company leases hardware to customers in certain cases in which the customer prefers lease over purchase and where such financing facilitates increased support opportunities. The Company believes that leasing provides a key competitive advantage in the sale of long-term support agreements and that there are significant extended lease and used equipment resale opportunities combined with long-term support agreement renewal opportunities and the end of the initial term of the lease. In addition, the Company views leasing as a source of low cost future replacement spares inventories which can be deployed to reduce future capital commitments for inventories which can be deployed to reduce future capital commitments for enterprise network support contracts. As of December 31, 1996, the Company's investment in capital leases included $6.5 million of leases which had been discounted via non-recourse notes payable to banks. An additional $2.2 million represented the undiscounted balance of the large 1996 lease which the Company expects to discount in the near future. Additionally, investment in capital leases included $4.5 million of fourth quarter 1996 leases, a substantial portion of which management anticipates discounting over the next quarter. The Company intends to discount leases to banks and expects to reduce its working capital committed to this activity. From time to time this leasing activity places demands on the company's working capital based on the timing and availability of discounting activities with financial institutions.

Management believes that its cash balances together with cash from operations and borrowings available under its revolving credit facility will be sufficient to finance its working capital needs and capital expenditure requirements for at least the next 12 months. Although no assurance can be given, management believes that cash from operations together with available sources of financing, including additional bank debt, will be sufficient to fund the Company's capital requirements for the foreseeable future beyond such 12 month period. The Company does not currently have any material commitments for capital expenditures.

The above "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required by this item appears in a subsequent section of this Report (See Items 14 (a) (1) and (2)).

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information relating to management's nominees for director of the Company will be set forth under the captions "Proposal 1 - Election of Directors - Nominees" and "Proposal 1 - Election of Directors - Information Regarding Nominees for Director" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 1997. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information relating to management compensation is set forth under the captions "Proposal 1 - Election of Directors - Additional Information Concerning the Board of Directors - Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation - Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the caption "Certain Relationships and Certain Transactions" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(A) DOCUMENTS FILED AS PART OF THIS REPORT.

     1.   CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company and the related reports of the Company's independent public accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this Report:

          Report of Independent Public Accountants - Arthur Andersen LLP Report of Independent Public Accountants - Pridie Brewster

          Consolidated Balance Sheets at December 31, 1995 and 1996

          Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

          Consolidated Statements of Stockholders Equity (Deficit)/ Partners' Capital for each of the three years in the period ended December 31, 1996

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULE

          Schedule II - Valuation and Qualifying Accounts

     3.   EXHIBITS

          EXHIBIT
          NUMBER                          DESCRIPTION
          ------                          -----------

          3.1       --   Amended and Restated Articles of Incorporation (Exhibit
                         3.1 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          3.2       --   Articles of Amendment to Amended and Restated Articles
                         of Incorporation (Exhibit 3.2 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          3.3       --   Form of Second Amended and Restated Articles of
                         Incorporation (Exhibit 3.3 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          3.4       --   Bylaws of the Company (Exhibit 3.4 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          3.5       --   Amendment to Bylaws of the Company (Exhibit 3.5 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          4.1       --   Specimen Common Stock Certificate (Exhibit 4.1 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          4.2       --   See Exhibits 3.1 through 3.5 for the provisions of the
                         Company's Amended and Restated Articles of
                         Incorporation and Bylaws governing the rights of holders of securities of the Company.

          10.1      --   Equipment Service Agreement dated November 1, 1994,
                         between the Company and FedEx Corporation (Exhibit 10.1 to the Company's Registration Statement on Form S-1,
                         No. 33-98716).

          10.2      --   Equipment Service Agreement dated March 13, 1995
                         between the Company and Packard Bell, Inc. (Exhibit
                         10.2 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          10.3      --   Telecommunications Service Agreement dated January 27,
                         1992 between the Company and Federal Express
                         Corporation (Exhibit 10.3 to the Company's Registration
                         Statement on Form S-1, No. 33-98716).

          10.4      --   Termination of Telecommunications Service Agreement
                         dated September 1, 1995 between the Company and FedEx
                         Corporation (Exhibit 10.4 to the Company's Registration
                         Statement on Form S-1, No. 33-98716).

          10.5      --   General Services Agreement dated June 19, 1992 between
                         the Company and Federal Express Corporation (Exhibit
                         10.5 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          EXHIBIT
          NUMBER                          DESCRIPTION
          ------                          -----------

          10.6      --   Change Order Extending General Services Agreement dated
                         August 1, 1994 between the Company and Federal Express
                         Corporation (Exhibit 10.6 to the Company's Registration
                         Statement on Form S-1, No. 33-98716).

          10.7      --   Systems Integrator Agreement dated June 1, 1995 between
                         the Company and Cisco Systems Inc. (Exhibit 10.7 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.8      --   Technology Transfer Agreement dated March 25, 1994
                         between the Company and AT&T Paradyne Corporation
                         (Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-98716).

          10.9      --   Manufacturing Contracted Services Agreement dated March
                         25, 1994 between the Company and AT &T Paradyne
                         Corporation (Exhibit 10.9 to the Company's Registration
                         Statement on Form S-1, No. 33-98716).

          10.10     --   Co-marketing Agreement dated March 25, 1994 between the
                         Company and AT &T Paradyne Latin America (Exhibit 10.10 to the Company's Registration Statement on Form S-1,
                         No. 33-98716).

          10.11     --   Co-marketing Agreement dated March 25, 1994 between the
                         Company and AT &T Federal Business Unit (Exhibit 10.11 to the Company's Registration Statement on Form S-1,
                         No. 33-98716).

          10.12     --   Contracted Services Agreement dated March 25, 1994
                         between the Company and AT&T Paradyne Corporation
                         (Exhibit 10.12 to the Company's Registration Statement on Form S-1, No. 33-98716).

          10.13     --   Contracted Services Agreement dated March 25, 1994
                         between the Company and AT &T Paradyne Information
                         Systems (Exhibit 10.13 to the Company's Registration
                         Statement on Form S-1, No. 33-98716).

          10.14     --   Contracted Services Agreement dated March 25, 1994
                         between the Company and A T & T Paradyne Japan (Exhibit
                         10.14 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          10.15     --   Contracted Services Agreement dated March 25, 1994
                         between the Company and AT&T Paradyne Corporate Direct
                         Marketing Services (Exhibit 10.15 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.16     --   Contracted Services Agreement dated March 25, 1994
                         between the Company and AT &T Paradyne Customer
                         Administration Business Unit (Exhibit 10.16 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          EXHIBIT
          NUMBER                          DESCRIPTION
          ------                          -----------

          10.17     --   Non-Competition and Right-of-First-Refusal Agreement
                         dated March 25, 1994 between the Company and AT &T
                         Paradyne Corporation (Exhibit 10.17 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.18     --   Contracted Services Agreement dated March 25, 1994
                         between the Company and AT &T Paradyne Canada, LTD
                         (Exhibit 10.18 to the Company's Registration Statement on Form S-1, No. 33-98716).

          10.19     --   Contracted Service Agreement for Field Service between
                         the Company and IBM dated February 23, 1995 (Exhibit
                         10.19 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          10.20     --   Contracted Service Agreement for Inventory Management
                         and Logistics dated December 29, 1994 between the Company and LogisTechs dated December 29, 1994 (Exhibit
                         10.20 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          10.21     --   Global Roam Rental Agreement dated July 17, 1995
                         between the Company and GTE Mobile Communication
                         Service Corporation (Exhibit 10.21 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.22     --   Equipment Service Agreement dated August 18, 1995
                         between the Company and TxPort, Inc. (Exhibit 10.22 to the Company's Registration Statement on Form S-1, No.
                         33-98716).

          10.23     --   Loan and Security Agreement dated November 29, 1994
                         between the Company and SouthTrust Bank of Georgia, N.A. (Exhibit 10.23 to the Company's Registration
                         Statement on Form S-1, No. 33-98716).

          10.24     --   Installment Note dated March 25, 1994 issued by the
                         Company payable to AT & T Paradyne Corporation (Exhibit
                         10.24 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          10.25     --   Security Agreement dated March 25, 1994 between the
                         Company and AT &T Paradyne Corporation (Exhibit 10.25 to the Company's Registration Statement on Form S-1,
                         No. 33-98716).

          10.26     --   10% Subordinated Promissory Note dated March 25, 1994
                         among the Company, AT &T Paradyne Corporation, United
                         American Bank of Memphis and the Holders of the Company's 10% Subordinated Promissory Notes (Exhibit
                         10.26 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          EXHIBIT
          NUMBER                          DESCRIPTION
          ------                          -----------

          10.27     --   Agreement Revising Installment Note dated March 25,
                         1995 between the Company and AT &T Paradyne dated March
                         25, 1995 (Exhibit 10.27 to the Company's Registration
                         Statement on Form S-1, No. 33-98716).

          10.28     --   401 (k) Plan of the Company (Exhibit 10.28 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.29     --   Stock Option Plan of the Company, as amended (Exhibit
                         10.29 to the Company's Registration Statement on Form
                         S-1, No. 33-98716).

          10.30     --   Form of Non-Competition and Non-Disclosure Agreement
                         dated March 25, 1994, between the Company and each of John A. Koehler, Anthony M. Ramunno, Jr., Derek S.
                         Beveridge and Michael R. Jones (Exhibit 10.30 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.31     --   Employment Agreement dated December 7, 1994, between
                         the Company and Allan Siders (Exhibit 10.31 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.32     --   Employment Agreement dated December 7, 1994, between
                         the Company and L. James Bradshaw (Exhibit 10.32 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.33     --   Employment Agreement dated December 7, 1994, between
                         the Company and Peter Reagan (Exhibit 10.33 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.34     --   Form of Indemnification Agreement dated May 9, 1995,
                         between the Company and each of its directors and executive officers (Exhibit 10.34 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.35     --   Consulting Agreement dated January 1, 1995, between the
                         Company and Anthony M. Ramunno, Jr. (Exhibit 10.35 to the Company's Registration Statement on Form S-1, No.
                         33-98716).

          10.36     --   Consulting Agreement dated August 24, 1994, between the
                         Company and Derek S. Beveridge (Exhibit 10.36 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.37     --   Letter Agreement dated July 19, 1994 between the
                         Company and Bertil D. Nordin (Exhibit 10.37 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          EXHIBIT
          NUMBER                          DESCRIPTION
          ------                          -----------

          10.38     --   Lease Agreement dated March 4, 1994, between 3901
                         Roswell Road Associates, T.C. and the Company for premises located at 3901 Roswell Road, N.E., Suite 310,
                         Marietta, Georgia (Exhibit 10.38 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.39     --   Lease Agreement dated March 31, 1994, between the
                         Company and PNC Realty Holding Corp., of Florida for premises located at 15950 Bay Vista Drive, Suite 340,
                         Clearwater, Florida (Exhibit 10.39 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.40     --   Lease Agreement dated June 20, 1994, between the
                         Company and Holiday Inns, Inc. for premises located at Commerce Center, HOB Building, 3781 3797 Lamar Avenue,
                         Memphis, Tennessee (Exhibit 10.40 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.41     --   Lease Renewal/Expansion Proposal dated October 18,
                         1994, for 747 Church Road, Suite C-1, Elmhurst,
                         Illinois issued by Morgan Realty Partners to TechNet,
                         Inc. (Exhibit 10.41 to the Company's Registration
                         Statement on Form S-1, No. 33-98716).

          10.42     --   Lease Amendment Agreement dated December 9, 1994,
                         between Banyan/Morgan Milwaukee Limited Partnership and
                         TechForce/TechNet for premises located at Suite C-1, Elmhurst Metro Court, Elmhurst, Illinois (Exhibit 10.42 to the Company's Registration Statement on Form S-1,
                         No. 33-98716).

          10.43     --   Addendum to Lease Agreement dated 1995, between the
                         Company and PNC Realty Holding Corp. of Florida for premises located at 15950 Bay Vista Drive, Suite 340,
                         Clearwater, Florida (Exhibit 10.43 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.44     --   Form of Option Agreement between the Company and
                         optionees under the Company's Stock Option Plan
                         (Exhibit 10.44 to the Company's Registration Statement on Form S-1, No. 33-98716).

          10.45     --   Agreement of Reorganization dated November 30, 1994
                         among the Company, TechNet, Inc. and the TechNet
                         Stockholders (Exhibit 10.45 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.46     --   Agreement for the Purchase and Sale of Assets dated
                         March 24, 1994 between the Company and AT &T Paradyne
                         Corporation (Exhibit 10.46 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          EXHIBIT
          NUMBER                          DESCRIPTION
          ------                          -----------

          10.47     --   Assignment and Assumption Agreement dated March 25,
                         1994 between the Company and AT &T Paradyne Corporation
                         (Exhibit 10.47 to the Company's Registration Statement on Form S-1, No. 33-98716).

          10.48     --   Contribution Agreement and Amendment to Partnership
                         Agreement dated March 24, 1994 between the Company and
                         TechForce, a Georgia General Partnership (Exhibit 10.48 to the Company's Registration Statement on Form S-1,
                         No. 33-98716).

          10.49     --   Investment and Stockholders' Agreement dated March 25,
                         1994 between the Company and Investors listed in Exhibit A thereto Corporation (Exhibit 10.49 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.50     --   Management Stockholder Participation Agreement dated
                         November 1994 between the Company and Messrs. Bradshaw,
                         Siders and Reagan (Exhibit 10.50 to the Company's
                         Registration Statement on Form S-1, No. 33-98716).

          10.51     --   Investment Agreement dated November 4, 1994 between the
                         Company and Bertil D. Nordin (Exhibit 10.51 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.52     --   1995 Stock Incentive Plan (Exhibit 10.52 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.53     --   Directors' Stock Option Plan (Exhibit 10.53 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.54     --   Employee Stock Purchase Plan (Exhibit 10.54 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          10.55     --   Value Added Distributor Agreement between Paradyne
                         Corporation and the Company executed November 10,
                         1995 - (Exhibit 10.55 to the Company's annual report on Form 10-K for the period ended December 31, 1995),

          10.56     --   Second Lease Amendment Agreement dated October 25, 1995
                         between Banyan/Morgan Milwaukee Limited Partnership and the Company (Exhibit 10.56 to the Company's annual report on Form 10-K for the period ended December 31,
                         1995).

          10.57     --   Commencement Notice dated November 3, 1995 between
                         Banyan/Morgan Milwaukee Limited Partnership and the
                         Company -. (Exhibit 10.57 to the Company's annual report on Form 10-K for the period ended December 31,
                         1995).

          EXHIBIT
          NUMBER                          DESCRIPTION
          ------                          -----------

          10.58     --   Sublease between Witness Systems, Inc. and the Company
                         dated January 3, 1996 (Exhibit 10.58 to the Company's annual report on Form 10-K for the period ended
                         December 31, 1995).

          10.59     --   Lease Agreement between 3901 Roswell Road Associates,
                         T.C. and the Company dated January 24, 1996 - (Exhibit
                         10.59 to the Company's annual report on Form 10-K for the period ended December 31, 1995).

          10.60     --   Services Level Agreement for Installation and Support
                         Services between the Company and National Medical Care,
                         Inc., dated March 1, 1996 (Exhibit 10 to the Company's
                         Report on Form 10-Q for the period ended March 31,
                         1996).

          10.61     --   General Services Agreement between the Company and
                         Federal Express, dated June 19, 1996 (Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended
                         September 30, 1996).

          10.62 (a) --   Loan Agreement between the Company and First Union
                         National Bank, dated September 23, 1996 (Exhibit
                         10.2 (a) to the Company's Report on Form 10-Q for the period ended September 30, 1996).

          10.62 (b) --   Security Agreement between the Company and First Union
                         National Bank, dated September 23, 1996 (Exhibit
                         10.2 (b) to the Company's Report on Form 10-Q for the period ended September 30, 1996).

          10.62 (c) --   Promissory Note between the Company and First Union
                         National Bank, dated September 23, 1996 (Exhibit
                         10.2 (c) to the Company's Report on Form 10-Q for the period ended September 30, 1996).

          11.1      --   Statement Regarding Computation of Earnings per
                         share - filed herewith.

          16.1      --   Letter from Langford de Kock & Co. (Exhibit 16.1 to the
                         Company's Registration Statement on Form S-1, No. 33-
                         98716).

          21.1      --   List of Subsidiaries of the Registrant (Exhibit 21.1 to
                         the Company's Registration Statement on Form S-1, No.
                         33-98716).

          23.1      --   Consent of Arthur Andersen LLP - filed herewith.

          23.2      --   Consent of Pridie Brewster - filed herewith.

          27        --   Financial Data Schedule - filed herewith.


(B)  REPORTS ON FORM 8-K.

     None
     ----

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHFORCE CORPORATION

                              /s/ John A. Koehler
                              --------------------------------------------------
                              John A. Koehler, President & CEO

                              Date:     March 28                           ,1997
                                   ---------------------------------------

Each person whose signature appears below hereby constitutes and appoints John
A. Koehler and Jerrel W. Kee the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  March 28 , 1997          /s/ John A. Koehler
      ----------               ------------------------------------------------
                                John A. Koehler, President, Chief Executive
                                Officer and Director

Date:  March 28 , 1997          /s/ Jerrel W. Kee
      ----------               -------------------------------------------------
                                Jerrel, W. Kee, Senior Vice President -- Finance
                                and Chief Financial Officer

Date:  March 28 , 1997          /s/ Paul J. Ferri
      ----------               -------------------------------------------------
                                Paul J. Ferri, Director

Date:  March 28 , 1997          /s/ Richard D. Tadler
      ----------               -------------------------------------------------
                                Richard D. Tadler, Director

Date:  March 28 , 1997          /s/ Bertil D. Nordin
      ----------               -------------------------------------------------
                                Bertil D. Nordin, Director

Date:  March 28 , 1997          /s/ William E. Bassett
      ----------               -------------------------------------------------
                                William E. Bassett, Director

                             TECHFORCE CORPORATION
                             ---------------------

                         INDEX OF FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1996

                                                                                 Page No.
                                                                                 --------
Report of Independent Public Accountants -- Arthur Andersen LLP................  F-1

Report of Independent Public Accountants -- Pridie Brewster....................  F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets....................................................  F-3
Consolidated Statements of Income..............................................  F-5
Consolidated Statements of Stockholders Equity (Deficit) / Partners' Capital...  F-6
Consolidated Statements of Cash Flows..........................................  F-7
Notes to Consolidated Financial Statements.....................................  F-9
Valuation and Qualifying Accounts (Schedule II)................................  F-21

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
TechForce Corporation:

We have audited the accompanying consolidated balance sheets of TechForce Corporation (a Georgia corporation, formerly TechForce, a Georgia general partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity (deficit)/partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of TechForce UK Limited for the year ended December 31, 1994, which statements reflect total revenues of 5 percent of the consolidated total. That statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of TechForce Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule (Schedule II - Valuation and Qualifying Accounts) listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Tampa, Florida,
February 14, 1997

                             TECHFORCE UK LIMITED
                             --------------------

                 REPORT OF THE AUDITORS TO THE SHAREHOLDERS OF
                 ---------------------------------------------

                             TECHFORCE UK LIMITED
                             --------------------


We have audited the financial statements on pages five to eleven which have been prepared under the historical cost convention and the accounting policies set out on page seven.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS
As described on page two the Company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION
We conducted our audit in accordance with Auditing standards issued by the Auditing Practices Board. An audit includes examination, on test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION
In our opinion the financial statements give a true and fair view of the state of the Company's affairs as at 31 December 1994 and of its profit for the period then ended and have been properly prepared in accordance with the Companies Act 1985.



Pridie Brewster
Chartered Accountants
Registered Auditor
Anstey Park House
Anstey Road
Alto, Hants
GU34 2RL                                          Dated:  12 October 1995


* Pages referenced to above refer to the 1994 report.

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    --------------------------------------


           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995
           ---------------------------------------------------------

                    ASSETS                                                                1996         1995
                    ------                                                                ----         ----
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 3,943,096  $   565,377
   Investments                                                                            2,298,758   12,423,830
   Receivables, net of allowance of $845,000 and $200,000 for doubtful
     accounts in 1996 and 1995, respectively                                             12,687,227   12,137,052
   Inventories                                                                            4,445,812    3,320,615
   Prepaid expenses and other current assets                                                601,178      250,970
   Net investment in sales-type leases, current portion (Note 1)                          2,438,045       33,141
   Deferred income tax                                                                      140,000      153,000


                    Total current assets                                                 26,554,116   28,883,985
                                                                                        -----------  -----------


PROPERTY AND EQUIPMENT:
   Leasehold improvements                                                                   582,088      455,628
   Furniture, fixtures and equipment                                                      4,884,625    3,325,899
   Equipment held for rental                                                              1,037,412      453,755
   Replacement parts                                                                     11,542,142    7,769,303
                                                                                        -----------  -----------
                                                                                         18,046,267   12,004,585
   Less -- Accumulated depreciation                                                      (6,736,182)  (3,556,869)
                                                                                        -----------  -----------
               Property and equipment, net                                               11,310,085    8,447,716
                                                                                        -----------  -----------

NET INVESTMENT IN SALES-TYPE LEASES,
   less current portion (Note 1)                                                          8,545,363      113,875

DEFERRED INCOME TAXES                                                                             -      754,000
OTHER ASSETS                                                                                 73,170      106,940


               Total assets                                                             $46,482,734  $38,306,516
                                                                                        ===========  ===========

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    --------------------------------------

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995
           ---------------------------------------------------------
                                  (continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY                                          1996         1995
          ------------------------------------                                          ----         ----
CURRENT LIABILITIES:
  Accounts payable                                                                    $ 2,582,641  $ 1,586,797
  Accrued expenses                                                                      3,259,378    2,744,738
  Accrued contract labor                                                                  599,797    1,623,553
  Current maturities of obligations under capital leases,
    long-term debt and non-recourse notes payable                                       2,644,038    1,614,534
  Deferred revenue                                                                      2,722,461    1,894,360
                                                                                      -----------  -----------
          Total current liabilities                                                    11,808,315    9,463,982

OBLIGATIONS UNDER CAPITAL LEASES,
  net of current maturities                                                               221,095      264,130

LONG-TERM DEBT, net of current maturities                                                 740,018    2,418,902

NON-RECOURSE NOTES PAYABLE, net of current maturities (Note 6)                          4,455,444            -

DEFERRED REVENUE                                                                           46,583       52,278

DEFERRED INCOME TAXES                                                                     717,000            -
                                                                                      -----------  -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 9,400,234 shares authorized, 7,970,277 and 7,905,500 issued and outstanding at December 31, 1996 and
     1995, respectively                                                                    79,702       79,055
  Additional paid-in capital                                                           27,697,641   27,634,333
 Retained earnings (deficit)                                                              716,936   (1,606,164)
                                                                                      -----------  -----------
          Total stockholders' equity                                                   28,494,279   26,107,224
                                                                                      -----------  -----------
          Total liabilities and stockholder's equity                                  $46,482,734  $38,306,516
                                                                                      ===========  ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    --------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             ----------------------------------------------------

                                                                 1996          1995          1994
                                                                 ----          ----          ----
REVENUES:
   Services (Note 8)                                         $35,191,848   $35,465,558   $20,881,443
   Hardware                                                   28,081,581    13,766,299     9,856,282
                                                             -----------   -----------   -----------
               Total revenues                                 63,273,429    49,231,857    30,737,725
                                                             -----------   -----------   -----------
DIRECT COSTS:
   Services                                                   23,250,079    24,390,583    16,559,167
   Hardware                                                   19,504,406     9,172,987     4,241,606
                                                             -----------   -----------   -----------
               Total direct costs                             42,754,485    33,563,570    20,800,773
                                                             -----------   -----------   -----------
               Gross profit                                   20,518,944    15,668,287     9,936,952
                                                             -----------   -----------   -----------
OPERATING COSTS:
   Selling and marketing                                      10,329,889     7,753,868     4,278,419
   Research and development                                    1,717,864     1,147,030       585,171
   General and administrative                                  4,489,926     3,379,252     2,842,672
   Nonrecurring charges                                          243,493       600,000             -
                                                             -----------   -----------   -----------
               Total operating costs                          16,781,172    12,880,150     7,706,262
                                                             -----------   -----------   -----------
               Operating income                                3,737,772     2,788,137     2,230,690
INTEREST EXPENSE, net                                           (102,672)   (1,106,447)     (833,675)
                                                             -----------   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
   MINORITY INTEREST                                           3,635,100     1,681,690     1,397,015

PROVISION FOR INCOME TAXES                                    (1,312,000)     (671,000)      259,000
MINORITY INTEREST                                                  -             -           (65,540)
                                                             -----------   -----------   -----------
NET INCOME                                                   $ 2,323,100   $ 1,010,690   $ 1,590,475
                                                             ===========   ===========   ===========
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
                                                                 $0.28         $0.16        $   -
                                                             ===========   ===========   ===========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                          8,335,058     6,226,267          -
                                                             ===========   ===========   ===========
PRO FORMA DATA (Unaudited):
   Pro forma income before provision for income taxes and
       minority interest                                                                 $ 1,397,015

   Pro forma provision for income taxes                                                     (560,000)
   Historical minority interest                                                              (65,540)
                                                                                         -----------
               Pro forma net income                                                      $   771,475
                                                                                         ===========
PRO FORMA NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                                                           $0.13
                                                                                         ===========
PRO FORMA WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                                           5,913,609
                                                                                         ===========

 The accompanying notes are an integral part of these consolidated statements.

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    --------------------------------------

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT) / PARTNERS' CAPITAL
 ----------------------------------------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             ----------------------------------------------------

                                                                                                     Additional
                                                                    Common Stock                      Paid-in          Partners'
                                                          ----------------------------------
                                                               Shares            Amount               Capital           Capital
                                                          ---------------    ---------------     -----------------  ----------------

BALANCE, December 31, 1993                                         -             $  -                $      -          $  1,300
  Partnership distributions                                        -                -                       -              -
  Issuance of common stock in exchange for partnership         2,679,268          26,792                1,662,936        (1,300)
  capital
  Dividends paid to founding common stockholders                   -                -                       -              -
  Issuance of common stock                                       166,666           1,667                  123,333          -
  Net income                                                       -                -                       -              -
                                                          ---------------    -----------         ----------------   -----------
BALANCE, December 31, 1994                                     2,845,934          28,459                1,786,269          -

  Conversion of redeemable convertible preferred               2,839,566          28,396                4,230,954          -
  stock to common stock
  Issuance of common stock through public offering             2,220,000          22,200               21,617,110          -
  Net income                                                       -                -                       -              -
                                                          ---------------    -----------         ----------------   -----------
BALANCE, December 31, 1995                                     7,905,500          79,055               27,634,333          -
  Issuance of common stock through exercises of                   64,777             647                   63,308          -
  common stock options
  Net income                                                       -                -                       -              -
                                                          ---------------    -----------         ----------------   -----------
BALANCE, December 31, 1996                                     7,970,277         $79,702              $27,697,641      $   -
                                                          ===============    ===========         ================   ===========
                                                                   Retained
                                                                   Earnings
                                                                   (Deficit)          Total
                                                               ----------------  ---------------
BALANCE, December 31, 1993                                        $ 2,008,400       $ 2,009,700
  Partnership distributions                                          (414,801)         (414,801)
  Issuance of common stock in exchange for partnership             (1,688,428)             -
  capital
  Dividends paid to founding common stockholders                   (4,112,500)       (4,112,500)
  Issuance of common stock                                               -              125,000
  Net income                                                        1,590,475         1,590,475
                                                               --------------     ---------------
BALANCE, December 31, 1994                                         (2,616,854)         (802,126)

  Conversion of redeemable convertible preferred                         -            4,259,350
  stock to common stock
  Issuance of common stock through public offering                       -           21,639,310
  Net income                                                        1,010,690         1,010,690
                                                               --------------     ---------------
BALANCE, December 31, 1995                                         (1,606,164)       26,107,224
  Issuance of common stock through exercises of                          -               63,955
  common stock options
  Net income                                                        2,323,100         2,323,100
                                                               --------------     ---------------
BALANCE, December 31, 1996                                        $   716,936       $28,494,279
                                                               ==============     ===============

 The accompanying notes are an integral part of these consolidated statements.

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             ----------------------------------------------------

                                                                             1996           1995           1994
                                                                         ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  2,323,100   $  1,010,690   $  1,590,475
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities-
          Depreciation                                                      3,179,313      2,104,241      1,372,239
          Amortization                                                         33,770         33,972         28,140
          Deferred income taxes                                             1,484,000        107,000     (1,014,000)
          Minority interest                                                         -              -         65,540
          Changes in assets and liabilities-
               Accounts receivable                                           (550,175)       (55,623)    (8,586,451)
               Inventories                                                 (1,125,197)      (363,311)      (118,094)
               Prepaid expenses and other current assets                     (350,208)      (190,094)       (54,409)
               Accounts payable                                               995,844     (2,272,699)     3,565,586
               Accrued expenses                                               514,640      1,518,106        129,166
               Accrued contract labor                                      (1,023,756)       495,765      1,127,788
               Deferred revenue                                               822,406        335,667      1,389,845
                                                                         ------------   ------------   ------------
                  Net cash provided by (used in)
                     operating activities                                   6,303,737      2,723,714       (504,175)
                                                                         ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (6,041,682)    (2,267,224)      (864,878)
    Sale (purchase) of investments                                         10,125,072    (12,423,830)             -
    Purchase of inventory for sales-type leases                           (13,565,728)      (158,840)             -
    Payments received for sales-type leases                                 1,612,051         11,824              -
    Sale of sales-type leases                                               1,117,285              -              -
    Cash paid for purchase transactions                                             -              -     (4,347,678)
    Purchase of other assets                                                        -              -       (169,052)
                                                                         ------------   ------------   ------------
                  Net cash provided by (used in) investing activities      (6,753,002)   (14,838,070)    (5,381,608)
                                                                         ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend paid to founding common stockholders                                   -              -     (4,112,500)
    Proceeds from stock options exercised                                      63,955              -              -
    Repayments of capital lease obligations                                   (53,962)             -              -
    Proceeds from issuance of common stock                                          -     21,639,310              -
    Cash received from issuance of preferred stock                                  -              -      4,259,350
    Partnership distributions                                                       -              -       (414,801)
    Repayments under revolving credit facilities                          (11,629,955)   (31,191,516)   (15,553,800)
    Borrowings under revolving credit facilities                           11,629,955     28,312,497     17,782,819
    Repayments of long-term note payable                                   (1,550,217)    (1,499,766)    (1,156,116)
    Borrowings of non-recourse notes payable                                5,367,208              -              -
    (Repayments) borrowings on subordinated debt                                    -     (5,040,650)     5,040,650
                                                                         ------------   ------------   ------------
                  Net cash provided by financing activities                 3,826,984     12,219,875      5,845,602
                                                                         ------------   ------------   ------------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    --------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             ----------------------------------------------------
                                  (continued)
                                  -----------

                                                                              1996           1995            1994
                                                                        -------------   ------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  $ 3,377,719        105,519        (40,181)

CASH AND CASH EQUIVALENTS, beginning of year                                 565,377        459,858        500,039

CASH AND CASH EQUIVALENTS, end of year                                   $ 3,943,096    $   565,377    $   459,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the year for interest                             $   407,124    $ 1,175,798    $   628,207
      Cash paid during the year for income taxes                         $   391,000    $    47,000    $ 1,102,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
      Lease obligation capitalized                                       $      -       $   328,448    $      -
      Conversion of Class A preferred stock to common stock              $      -       $    28,396    $      -

 The accompanying notes are an integral part of these consolidated statements.

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    --------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------------

TechForce Corporation (the Company) (formerly TechForce, a Georgia general partnership) and subsidiaries are engaged in the sale, design, on-site installation and maintenance, depot repair and support of computer and data communications networking equipment.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

The Company considers cash on deposit and certificates of deposit with a purchased original maturity of three months or less to be cash equivalents.

Investments
-----------

Investments consist of preferred shares in a mutual fund which invests in municipal obligations. Investments are readily convertible to cash and are stated at fair value which approximates cost.

Inventories
-----------

Inventories are recorded at the lower of cost or market. Cost is determined by the first-in, first-out method. Market is defined as replacement cost or net realizable value. Inventories are evaluated periodically by Company personnel to identify and reserve for obsolete, slow moving or non-salable inventory.

Inventories at December 31, 1996 and 1995, consisted of the following:

                                          1996           1995
                                      ------------   -------------
     Raw materials                     $  715,707      $  856,359
     Finished goods                     3,730,105       2,464,256
                                      ------------   -------------
                                       $4,445,812      $3,320,615
                                      ============   =============

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization have been computed using the straight-line method over the assets' estimated useful lives as follows:

               Description                                             Years
     -----------------------------------                             ---------
     Leasehold improvements                                             1-  3
     Furniture, fixtures and equipment                                   3-10
     Equipment held for rental                                              3
     Replacement parts                                                      5

As the lessor, the Company leases certain of its equipment under non-cancelable operating lease contracts.

Future minimum rentals on these leases are as follows:

        Year Ending
        December 31,                                                   Amount
     -----------------                                              ------------
           1997                                                       $245,962
           1998                                                         84,143
           1999                                                         64,763
           2000                                                            626
                                                                    ------------
                                                                      $395,494
                                                                    ============

The net book value of the leased equipment was approximately $579,000 as of December 31, 1996.

Sales-type Leases
-----------------

Revenues from certain qualifying non-cancelable equipment lease contracts are accounted for as sales-type leases wherein the present values of all payments, net of executory costs, are recorded currently as revenues and the related costs of the equipment are recorded to cost of sales. The associated interest, using the effective interest method, is charged over the term of the lease agreement. Revenues from sales-type leases for the years ended December 31, 1996 and 1995, were approximately $12,948,000 and $150,000, respectively, and are included in hardware revenues in the consolidated statements of income. The Company had no sales-type leases in 1994.

Future minimum lease payments to be received by the Company, as lessor, pursuant to its sales-type leases at December 31, 1996, are as follows:

         Year Ending
         December 31,                                               Amount
      -----------------                                        --------------
             1997                                               $ 3,322,039
             1998                                                 3,191,716
             1999                                                 2,803,789
             2000                                                 2,192,977
             2001                                                 1,758,506
                                                               --------------
                                                                $13,269,027
                                                               ==============

The net investment in sales-type leases at December 31, 1996 and 1995, consisted of the following:

                                                                                       1996               1995
                                                                                  ---------------    ---------------
     Future minimum lease payments                                                  $13,269,027       $   173,230
     Less--Unearned income                                                           (2,285,619)          (26,214)
                                                                                  ---------------    ---------------
                 Net investment in sales-type leases                                $10,983,408       $   147,016
                                                                                  ===============    ===============

Included in the December 31, 1996, balance of net investment in sales-type leases is sales-type leases of $5,367,208, which secure non-recourse notes payable of $5,367,208 (see Note 6).

Concentration of Credit Risk
----------------------------

Most of the Company's net investment in sales-type leases at December 31, 1996, was with National Medical Care, Inc. NMC, now known as Fresenius Medical Care North America). The net investment in sales-type leases includes approximately $7,057,000 at December 31, 1996, attributable to NMC.

Revenue Recognition
-------------------

Revenues from hardware sales are recognized at time of delivery. Revenues from network design and on-site installation of hardware products are recognized as the services are performed. Revenues from services, including depot repair, network support and on-site maintenance, are recognized as the services are performed or ratably over the non-cancelable service contract period. Deferred revenue represents payments received in advance under non-cancelable service contracts or amounts billed for which services have not been performed.

Earnings Per Share
------------------

Earnings per share are computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding after certain adjustments described below. The weighted average number of common shares outstanding assumes the initial capitalization of the Company and related common stock issuances, as well as the conversion of the Company's convertible redeemable preferred stock into common stock, occurred effective January 1, 1994, and the common stock issuances upon the exercises of stock options.

Fair Value of Financial Instruments
-----------------------------------

The carrying amount of net investment of sales-type leases, long-term debt, and non-recourse notes payable approximate fair value due to market rates of interest and related maturities.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain amounts included in the 1995 and 1994 financial statements have been reclassified to conform with the current-year presentation.

2.   INITIAL CAPITALIZATION:
     -----------------------

Effective March 24, 1994, the partners of the predecessor partnership exchanged their partnership units for 2,679,268 shares of common stock of the Company, representing 100 percent of the ownership of the Company. Accordingly, the partners' capital of $1,689,728 at the time of the exchange was reclassified to stockholders' equity at its historical basis, and no adjustment to the carrying value of assets and liabilities of the partnership was made. As a result of the exchange, the Company recognized a deferred tax asset of approximately $788,000, which is included as a component of the benefit for income taxes for the year ended December 31, 1994 (see Note 10).

Simultaneous with the exchange, the Company sold 4,225,000 shares of Class A convertible redeemable preferred stock (Class A preferred stock) for $4,225,000. Proceeds from the sale of the Class A preferred stock were used to pay a common stock dividend of $4,112,500. The Company also issued $5,000,000 of 10 percent subordinated notes to the Class A preferred stockholders.

In addition to the 4,225,000 shares of Class A preferred stock issued as part of the initial capitalization of the Company, during September 1994, the Company issued 34,350 shares of Class A preferred stock to a director for $34,350. In connection with the issuance of this preferred stock, the Company also issued $40,650 of 10 percent subordinated notes to the director. All of the subordinated notes were repaid during 1995 with the proceeds of the initial public stock offering.

During 1994, the Company authorized and issued 4,259,350 shares of $.01 par value, $1 stated value Class A preferred stock. Each share of Class A preferred stock was convertible at any time, at the option of the stockholder, into one share of common stock. Each share of Class A preferred stock was automatically converted into .667 shares of common stock upon an initial public stock offering in which the offering price equaled or exceeded $6.56 per share of common stock and results in proceeds to the Company of a minimum of $10,000,000. In connection with the Company's initial public stock offering completed in December 1995, all outstanding shares of Class A preferred stock were converted into 2,839,566 shares of common stock.

3.   STOCKHOLDERS' EQUITY:
     ---------------------

Stock Split
-----------

In November 1995, the Company's Board of Directors (the Board) approved a two-for-three reverse stock split of common stock. The reverse stock split has been reflected in all periods subsequent to the initial capitalization of the Company (see Note 2). Accordingly, all previously-reported common stock shares and per share and stock option data have been restated.

Initial Public Stock Offering
-----------------------------

In December 1995, the Company offered 3,100,000 shares of common stock in an initial public stock offering. Of the shares offered, 880,000 were those of selling stockholders. Offering proceeds to the Company, net of underwriting fees and other expenses, totaled approximately $21,639,000. The Company used the proceeds to repay amounts due under its line of credit (see Note 5) and subordinated notes payable (see Note 2) and accumulate working capital.

4.   ACQUISITION OF MINORITY INTEREST:
     ---------------------------------

During March 1994, the Company paid $59,375 to acquire a 51 percent interest in TechNet, a newly-formed venture engaged in the sale of products and services of the Company and other suppliers. The results of TechNet have been consolidated since the date of acquisition with recognition of the minority interest in the earnings of TechNet. During November 1994, the Company acquired the 49 percent minority interest in TechNet in exchange for 134,783 shares of the Company's common stock valued at approximately $101,000. The acquisition of this minority interest has been accounted for as a purchase. TechNet merged with and into the Company immediately following this transaction.

5.   LINE OF CREDIT:
     ---------------

The Company had a line-of-credit facility outstanding at December 31, 1996, with the following features:

                                          Description
     -----------------------------------------------------------------------------------------
     Maximum borrowings:          15,000,000
     Base of borrowings:          Eligible accounts receivable and eligible leases, as defined
     Amount outstanding:          None
     Interest rate:               One-month LIBOR rate plus 150 basis points (7.03 percent at
                                    December 31, 1996)
      Payment of interest:        Monthly
      Security of borrowings:     Accounts receivable and all other assets not otherwise encumbered
      Available borrowings:       $ 5,300,000

The line-of-credit facility includes certain restrictive covenants on the part of the Company, including, but not limited to, restriction on mergers and acquisitions, investments, incurrence of additional indebtedness and maintenance of certain financial ratios, as defined. The Company was in compliance with the covenants for 1996 and 1995.

6.   LONG-TERM DEBT AND NON-RECOURSE NOTES PAYABLE:
     ----------------------------------------------

At December 31, 1996 and 1995, the Company's long-term debt and non-recourse notes payable consisted of the following:

                                                                                               1996           1995
                                                                                         --------------  --------------
     Note payable to AT&T Paradyne, interest at 8%, payable in equal monthly installments of $150,977, including interest, through June 1998, secured by certain inventory, property and equipment and personal guarantees of certain
        stockholders limited to $1,500,000                                                   $2,418,901      $3,969,118

     Non-recourse notes payable to financial institutions, interest ranging from 7.75% to
        8.50%, payable in equal monthly installments of $109,017, including interest, through December 2001, secured by net lease receivables and the related equipment thereunder
                                                                                              5,367,208            -
                                                                                         --------------  --------------
                                                                                              7,786,109       3,969,118

     Less current maturities of long-term debt                                                1,678,883       1,550,216
     Less current maturities of non-recourse notes payable                                      911,764            -
                                                                                         --------------  --------------
                                                                                             $5,195,462      $2,418,902
                                                                                         ==============  ==============

During 1996, the Company assigned and granted a security interest in the majority of one of its sales-type leases to certain financial institutions in return for the non-recourse notes payable. According to the terms of the notes payable and related security agreements, the financial institutions' only recourse in the event of default by the lessee is the underlying leased equipment.

Interest expense for long-term debt was $261,506, $383,268 and $399,907 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest expense for non-recourse notes payable was insignificant to the 1996 consolidated financial statements.

The note payable to AT&T Paradyne includes certain restrictive covenants on the part of the Company, including, but not limited to, restriction on mergers and acquisitions, investments, incurrence of additional indebtedness, and maintenance of certain financial ratios, as defined. The Company was in compliance with the covenants for 1996 and 1995.

Maturities of long-term debt and non-recourse notes payable as of December 31, 1996, are as follows:

      Year Ending              Long-term     Non-recourse
      December 31,                Debt       Notes Payable       Total
    ---------------           -----------   ---------------   ------------
          1997                 $1,678,883       $  911,764     $2,590,647
          1998                    740,018          988,716      1,728,734
          1999                          -        1,070,336      1,070,336
          2000                          -        1,158,726      1,158,726
          2001                          -        1,237,666      1,237,666
                              -----------   ---------------   ------------
                               $2,418,901       $5,367,208     $7,786,109
                              ===========   ===============   ============

7.   BENEFIT PLANS:
     --------------

Stock Plans
-----------

During 1994, the Board of the Company approved an incentive stock option plan (the "Plan") for certain key employees and the Board. Under the terms of the Plan, up to 613,204 shares of common stock can be issued at exercise prices of not less than fair value at the grant date, as determined by the Board. Options granted under the Plan may be either non-qualified or incentive stock options and vest ratably over a five-year period unless otherwise stated. Options may be exercised for 10 years from the grant date. The Company has granted, net of forfeitures, 563,352 shares under the Plan through December 31, 1996.

On November 21, 1995, the Board of the Company approved the adoption of the 1995 Stock Incentive Plan (the Incentive Plan), the Stock Option Plan for the Board (the Option Plan) and the Employee Stock Purchase Plan (the Employee Plan). The Incentive Plan provides for the grant of restricted stock, incentive or non-qualified stock options, stock appreciation rights and other similar awards on an annual basis subject to certain maximums, as defined. The grants are at the fair market value of the shares on the grant date. Total awards issued under the Incentive Plan are limited to a percentage of outstanding common shares, as defined, which vest ratably over the incentive period to be determined by the Company upon grant. Options may be exercised for 10 years from the grant date if the participant does not own greater than 10 percent of the Company. Options may be exercised for five years from the grant date if the participant does own greater than 10 percent of the Company. The Company has granted, net of forfeitures, 223,632 shares under the Plan through December 31, 1996.

Under the terms of the Option Plan, non-qualified stock options to purchase up to 100,000 shares of common stock may be granted to Board members who are not also employees of the Company at the fair market value of the shares on the grant date. Under the Option Plan, eligible Board members receive options to purchase 5,000 common shares upon appointment to the Board and options to purchase 1,000 shares upon completion of each year of service on the Board. The options become vested upon the first anniversary of the grant date. The Company has granted 20,000 shares under the Option Plan through December 31, 1996.

All stock options issued under the above-mentioned plans have been incentive or non-qualified stock options.

The Employee Plan permits eligible employees to purchase, through payroll deductions of up to 10 percent of their annual earnings, common stock at 85 percent of the fair market value of the common stock. The fair market value is determined at the lesser of the market value of such shares at the beginning or end of the semi-annual subscription period. Up to 800,000 shares of common stock can be purchased under the Employee Plan. No purchases under the Employee Plan were made through December 31, 1996.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation expense has been recognized. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The pro forma disclosures are required only for options granted subsequent to December 31, 1994, and for employee stock purchase plans.

The Company adopted SFAS 123 for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.2 percent, expected life of five years, no expected dividends, and expected volatility of 50 percent. Using these assumptions, the fair value of the stock options granted in 1996 and 1995 was $1,357,826 and $251,820, respectively, which would be amortized as compensation expense over the vesting period of the options. Options vest ratably over five years. Had compensation expense been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and earnings per share (EPS) would have been changed to the following pro forma amounts:

                                              1996          1995
                                           -----------   -----------
     Net income:    As reported             $2,323,100    $1,010,690
                    Pro forma                2,164,434       998,562

     EPS:           As reported             $      .28    $      .16
                    Pro forma                      .26           .16

Had compensation expense for the Employee Plan been determined consistent with SFAS 123, it would have had an immaterial effect on the Company's net income and earnings per share for the years ended December 31, 1996 and 1995.

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

The following table summarizes stock option activity for the years ended December 31, 1996, 1995 and 1994:

                                               1996                        1995                         1994
                                  --------------------------   -------------------------   --------------------------
                                                  Weighted-                   Weighted-                    Weighted-
                                                   Average                     Average                      Average
                                      Number      Exercise        Number      Exercise        Number       Exercise
                                    of Shares       Price       of Shares       Price       of Shares        Price
                                  ------------   -----------   ------------  -----------   -----------    -----------
     Outstanding,
        beginning of year             575,426         $1.29       316,667         $0.47          -          $  -

        Granted                       389,007          7.94       267,426          2.25       348,550         0.49
        Exercised                     (64,777)         0.79          -              -         (31,883)        0.75
        Forfeited                    (189,332)         4.35        (8,667)         1.01          -             -
                                  ------------   -----------   ------------  -----------   -----------     ----------
     Outstanding,
        end of year                   710,324         $4.16       575,426         $1.29       316,667        $0.47
                                  ============                 ============                ===========
     Options vested at year-
        end                           170,662         $1.00        99,000         $0.45          -             -

     Weighted-average fair
        value of options
        granted during the
        year                             -            $4.05          -            $1.35          -          $  -

The following table summarizes information about stock options at December 31, 1996:

                                     Options Outstanding                   Options Exercisable
                         -------------------------------------------  -----------------------------
                                           Weighted-
                                            Average       Weighted-                     Weighted-
                                           Remaining       Average                       Average
         Ranges of          Number        Contractual     Exercise        Number        Exercise
      Exercise Prices     Outstanding     Life (Years)      Price       Exercisable       Price
     ------------------  -------------   --------------  -----------  --------------  -------------
      $0.375-$0.75            319,250            8.10         $0.60         153,882         $0.55
      $2.25                    29,329            8.66          2.25           5,799          2.25
      $5.00-$7.19             162,545            9.36          5.46           8,314          6.00
      $9.00-$9.625            199,200            9.11          9.08           2,667          9.00
                             ---------          ------        ------       ---------       --------
                              710,324            8.69         $4.16         170,662         $1.00
                             =========          ======        ======       =========       ========

Employee Savings Plan
---------------------

The Company has a 401(k) savings plan which covers substantially all of its eligible employees. Employees may contribute up to 15 percent of their annual compensation, subject to certain limits. Employee contributions are matched by the Company at 25 percent of up to 4 percent of the employees' contributions. Employees are eligible to participate after attaining the age of 21. Company contributions vest ratably over a five-year period. Company contributions to the plan totaled $82,599, $41,600 and $17,595 during 1996, 1995 and 1994, respectively.

8.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISKS:
     --------------------------------------------------

During the years ended December 31, 1996, 1995 and 1994, the following customers individually accounted for more than 10 percent of the Company's revenue:

                                                            1996                  1995                  1994
                                                     --------------------  ---------------------  ------------------
                                                        Amount        %       Amount         %      Amount        %
                                                     ------------   -----  ------------   ------  ----------  ------
     Packard Bell Electronics, Inc. (Packard Bell)    $12,473,000    20%    $17,497,000     36%    $7,412,000    24%
     Federal Express Company                            6,906,000    11       5,672,000     12      3,928,000    13
     NMC                                                8,601,000    14            -         -           -        -

The loss of one of these customers could have a significant impact on the results of operations of the Company in the near term.

During 1996, the Company experienced a substantial decline in revenues from Packard Bell due to the suspension of new call volumes from Packard Bell during the Company's negotiation with Packard Bell of certain contractual issues related to the payment of invoices, level of accounts receivable from Packard Bell, and level of consigned Packard Bell inventory held by the Company. Prior to December 31, 1996, the Company agreed with Packard Bell to reduce its volume of business with Packard Bell going forward, returned substantially all of Packard Bell's inventory, and entered into a written agreement with Packard Bell which specified that the agreed balance of accounts receivable would be paid. Packard Bell revenues are included in service revenues in the accompanying consolidated statements of income. The decrease in service revenues associated with Packard Bell was substantially offset by equally significant increases in enterprise support revenues.

The Company operates in two geographic areas: North America and Europe. Revenues, operating income, and income before provision for income taxes and minority interest for the years ended December 31, 1995 and 1994, for each geographic area are detailed as follows:

                                                                       Income Before
                                                                       Provision for
                                                                       Income Taxes
                                                        Operating      and Minority
                                        Revenues          Income         Interest
                                      -------------   -------------  ----------------
     Year ended December 31, 1995:
        North America                  $47,130,106      $2,247,280        $1,139,722
        Europe                           2,101,751         540,857           541,968
                                      -------------   -------------  ----------------
                                       $49,231,857      $2,788,137        $1,681,690
                                      =============   =============  ================
     Year ended December 31, 1994:
         North America                 $29,213,436      $1,931,806        $1,098,209
         Europe                          1,524,289         298,884           298,806
                                      -------------   -------------  ----------------
                                       $30,737,725      $2,230,690        $1,397,015
                                      =============   =============  ================

As of December 31, 1995 and 1994, the Company had total assets of approximately $1,596,000 and $1,415,000, respectively, denominated in Canadian dollars and British pound sterling. Revenues, operating income, income before provision for income taxes and minority interest, and total assets for the European operations for the year ended December 31, 1996, were insignificant to the financial statements.

9.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

Operating Leases
----------------

The Company leases certain offices, production facilities and equipment under non-cancelable operating lease agreements expiring at various dates through the year 2000. Certain leases contain escalations in rent payments at defined dates during the lease term. The effect of the lease escalations is not material to the financial position or results of operations of the Company. Rent expense for the years ended December 31, 1996, 1995 and 1994, totaled approximately $1,040,000, $963,000 and $565,000, respectively.

Future minimum operating lease payments as of December 31, 1996, are as follows:

      Year Ending
      December 31,                                       Amount
     --------------                                   ------------
          1997                                        $   718,940
          1998                                            614,877
          1999                                            355,307
          2000                                            163,020
                                                      ------------
                                                      $ 1,852,144
                                                      ============

Obligations Under Capital Leases
--------------------------------

The Company leases certain equipment under capital leases.

Future minimum lease payments under capital leases as of December 31, 1996, together with the present value of the minimum lease payments, are as follows:


     Year Ending
     December 31,                                      Amount
   ---------------                                   ----------
        1997                                          $ 78,285
        1998                                            78,285
        1999                                            78,285
        2000                                            77,331
        2001                                            13,888
                                                     ----------
        Total minimum lease payments                   326,074
        Less--Amount representing interest             (51,588)
                                                     ----------
        Present value of minimum lease payments        274,486
        Less--Current maturities                       (53,391)
                                                     ----------
        Obligations under capital leases              $221,095
                                                     ==========

Interest expense for obligations under capital leases was $24,326 for the year ended December 31, 1996. The Company had immaterial interest expense for the obligations under capital leases or no obligations under capital leases for the years ended December 31, 1995 and 1994, respectively.

Assets recorded under capital leases are included in property and equipment at December 31, 1996 and 1995, as follows:

                                            1996         1995
                                         ----------  -----------
     Furniture, fixtures and equipment    $328,448     $328,448
     Less-Accumulated depreciation         (65,690)        -
                                         ----------  -----------
                                          $262,758     $328,448
                                         ==========  ===========

Amortization of the capital leases is included in depreciation expense for the years ended December 31, 1996 and 1995.

Legal Matters
-------------

The Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

10.  INCOME TAXES:
     -------------

The Company accounts for income taxes under provisions of SFAS Number 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The predecessor partnership was not a taxable entity for federal and state income taxes. All taxable income or loss of the predecessor partnership is included in the separate tax returns of the partners, and no provision for income taxes related to the income of the predecessor partnership is included in the accompanying consolidated statements of income.

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994, consisted of the following:

                                  1996          1995            1994
                              -------------  -----------   -------------
     Current:
         Federal               $ (162,000)     $395,000     $   569,000
         State                    (30,000)       74,000          96,000
         Foreign                   20,000        95,000          90,000
                              -------------  -----------   -------------
                                 (172,000)      564,000         755,000
                              -------------  -----------   -------------

                                  1996          1995            1994
                              -------------  -----------   -------------
     Deferred:
         Federal                1,250,000        90,000        (854,000)
         State                    234,000        17,000        (160,000)
         Foreign                        -             -               -
                              -------------  -----------   -------------
                                1,484,000       107,000      (1,014,000)
                              -------------  -----------   -------------
                               $1,312,000      $671,000     $  (259,000)
                              =============  ===========   =============

The principal differences between the federal statutory tax rate and the effective tax rate are as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                            1996       1995        1994
                                                                          --------   --------    ---------
     Federal statutory rate                                                 34.0%      34.0%        34.0%
     State taxes, net of federal benefit                                     4.0        4.0          4.0
     Impact of conversion of the predecessor partnership to the
          Company                                                             -          -         (56.4)
     Non-taxable income of the predecessor partnership                        -          -          (2.2)
     Non-taxable income from investments                                    (1.9)        -            -
     Other                                                                    -         1.9          2.1
                                                                          --------   --------    ---------
                                                                            36.1%      39.9%       (18.5)%
                                                                          ========   ========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31 are summarized as follows:

                                                 1996           1995
                                             ------------   ------------
     Deferred income tax assets:
        Goodwill                              $  930,000     $1,006,000
        Deferred income recognition               91,000         35,000
        Allowance for doubtful accounts          321,000         76,000
        Net operating loss                       693,000          -
        Other                                     96,000          -
                                             ------------   ------------
                                               2,131,000      1,117,000
                                             ============   ============

                                                1996         1995
                                           -------------  -----------

     Deferred income tax liabilities:
       Depreciation and amortization         (1,374,000)    (210,000)
       Sales-type leases                     (1,321,000)        -
       Other                                    (13,000)        -
                                           -------------  -----------
                                             (2,708,000)    (210,000)
                                           -------------  -----------
                                            $  (577,000)   $ 907,000
                                           =============  ===========

The accompanying consolidated statement of income for the year ended December 31, 1994, includes an unaudited pro forma provision for income taxes to reflect the estimated amounts which would have been recorded if the Company had not operated as a non-taxable partnership through March 24, 1994, and had not recognized a deferred tax benefit of approximately $788,000 during the year ended December 31, 1994, as a result of the partnership conversion to a corporation (see Note 2).

The principal differences between the federal statutory rate and the unaudited pro forma effective tax rate for the year ended December 31, 1994, are as follows:

                                                      Amount
                                                     --------
     Federal statutory rate                             34.0%
     State taxes, net of federal benefit                 4.0
     Other                                               2.1
                                                     --------
                                                        40.1%
                                                     ========

11.  NONRECURRING CHARGES:
     ---------------------

During fiscal year 1996, the Company adopted a plan to restructure certain of its operations in Memphis, Tennessee. Restructuring costs of $243,493, primarily related to employee termination benefits, were incurred and are reflected in the accompanying consolidated statements of income. All costs related to the restructuring were paid as of December 31, 1996.

During fiscal year 1995, the Company adopted a plan to consolidate the Company's administrative office in Atlanta, Georgia, with the facilities located in Clearwater, Florida. In connection with the consolidation, the Company recognized certain costs estimated by management at $600,000 relating to relocation of certain employees, the termination of the Atlanta office lease, and termination benefits due seven identified employees not being relocated. All costs related to the relocation of certain employees (approximately $440,000), lease termination (approximately $62,000), and employee termination benefits (approximately $98,000) were either paid or obligated for payment as of December 31, 1995.

                                                                     SCHEDULE II


                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    --------------------------------------


                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             ----------------------------------------------------

                                                        Additions
                                         Balance,       Charged to                     Balance,
                                       Beginning of     Costs and                       End of
                                          Period         Expenses      Deductions       Period
                                     ---------------  -------------  -------------   -----------
Year ended December 31, 1996:
   Allowance for doubtful accounts         $200,000       $694,217       $(49,217)     $845,000

Year ended December 31, 1995:
   Allowance for doubtful accounts           30,000        170,000              -       200,000

Year ended December 31, 1994:
   Allowance for doubtful accounts            -             30,000              -        30,000

          The preceding notes are an integral part of this schedule.

                                 EXHIBIT INDEX

EXHIBIT                                                                           SEQUENTIALLY
NUMBER                           DESCRIPTION                                        NUMBERED
------                           -----------
                                                                                      PAGE
                                                                                      ----
3.1    --     Amended and Restated Articles of Incorporation (Exhibit 3.1 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

3.2    --     Articles of Amendment to Amended and Restated Articles of
              Incorporation (Exhibit 3.2 to the Company's Registration Statement
              on Form S-1, No. 33-98716).

3.3    --     Form of Second Amended and Restated Articles of Incorporation
              (Exhibit 3.3 to the Company's Registration Statement on Form S-1,
              No. 33-98716).

3.4    --     Bylaws of the Company (Exhibit 3.4 to the Company's Registration
              Statement on Form S-1, No. 33-98716).

3.5    --     Amendment to Bylaws of the Company (Exhibit 3.5 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

4.1    --     Specimen Common Stock Certificate (Exhibit 4.1 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

4.2    --     See Exhibits 3.1 through 3.5 for the provisions of the Company's
              Amended and Restated Articles of Incorporation and Bylaws
              governing the rights of holders of securities of the Company.

10.1   --     Equipment Service Agreement dated November 1, 1994, between the
              Company and FedEx Corporation (Exhibit 10.1 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.2   --     Equipment Service Agreement dated March 13, 1995 between the
              Company and Packard Bell, Inc. (Exhibit 10.2 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.3   --     Telecommunications Service Agreement dated January 27, 1992 between the Company and Federal Express Corporation (Exhibit 10.3
              to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.4   --     Termination of Telecommunications Service Agreement dated
              September 1, 1995 between the Company and FedEx Corporation
              (Exhibit 10.4 to the Company's Registration Statement on Form S-1,
              No. 33-98716).

10.5   --     General Services Agreement dated June 19, 1992 between the Company and Federal Express Corporation (Exhibit 10.5 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

EXHIBIT                                                                           SEQUENTIALLY
NUMBER                           DESCRIPTION                                        NUMBERED
------                           -----------
                                                                                      PAGE
                                                                                      ----
10.6   --     Change Order Extending General Services Agreement dated August 1,
              1994 between the Company and Federal Express Corporation (Exhibit
              10.6 to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.7   --     Systems Integrator Agreement dated June 1, 1995 between the
              Company and Cisco Systems Inc. (Exhibit 10.7 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.8   --     Technology Transfer Agreement dated March 25, 1994 between the
              Company and AT&T Paradyne Corporation (Exhibit 10.8 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

10.9   --     Manufacturing Contracted Services Agreement dated March 25, 1994 between the Company and AT &T Paradyne Corporation (Exhibit 10.9
              to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.10  --     Co-marketing Agreement dated March 25, 1994 between the Company and AT &T Paradyne Latin America (Exhibit 10.10 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.11  --     Co-marketing Agreement dated March 25, 1994 between the Company and AT &T Federal Business Unit (Exhibit 10.11 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.12  --     Contracted Services Agreement dated March 25, 1994 between the
              Company and AT&T Paradyne Corporation (Exhibit 10.12 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

10.13  --     Contracted Services Agreement dated March 25, 1994 between the
              Company and AT &T Paradyne Information Systems (Exhibit 10.13 to
              the Company's Registration Statement on Form S-1, No. 33-98716).

10.14  --     Contracted Services Agreement dated March 25, 1994 between the
              Company and A T & T Paradyne Japan (Exhibit 10.14 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.15  --     Contracted Services Agreement dated March 25, 1994 between the
              Company and AT&T Paradyne Corporate Direct Marketing Services
              (Exhibit 10.15 to the Company's Registration Statement on Form S-
              1, No. 33-98716).

10.16  --     Contracted Services Agreement dated March 25, 1994 between the
              Company and AT &T Paradyne Customer Administration Business Unit
              (Exhibit 10.16 to the Company's Registration Statement on Form S-
              1, No. 33-98716).

EXHIBIT                                                                           SEQUENTIALLY
NUMBER                           DESCRIPTION                                        NUMBERED
------                           -----------
                                                                                      PAGE
                                                                                      ----
10.17  --     Non-Competition and Right-of-First-Refusal Agreement dated March
              25, 1994 between the Company and AT &T Paradyne Corporation
              (Exhibit 10.17 to the Company's Registration Statement on Form S-
              1, No. 33-98716).

10.18  --     Contracted Services Agreement dated March 25, 1994 between the
              Company and AT &T Paradyne Canada, LTD (Exhibit 10.18 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

10.19  --     Contracted Service Agreement for Field Service between the Company and IBM dated February 23, 1995 (Exhibit 10.19 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.20  --     Contracted Service Agreement for Inventory Management and
              Logistics dated December 29, 1994 between the Company and
              LogisTechs dated December 29, 1994 (Exhibit 10.20 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.21  --     Global Roam Rental Agreement dated July 17, 1995 between the
              Company and GTE Mobile Communication Service Corporation (Exhibit
              10.21 to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.22  --     Equipment Service Agreement dated August 18, 1995 between the
              Company and TxPort, Inc. (Exhibit 10.22 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.23  --     Loan and Security Agreement dated November 29, 1994 between the
              Company and SouthTrust Bank of Georgia, N.A. (Exhibit 10.23 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

10.24  --     Installment Note dated March 25, 1994 issued by the Company payable to AT & T Paradyne Corporation (Exhibit 10.24 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

10.25  --     Security Agreement dated March 25, 1994 between. the Company and
              AT &T Paradyne Corporation (Exhibit 10.25 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.26  --     10% Subordinated Promissory Note dated March 25, 1994 among the
              Company, AT &T Paradyne Corporation, United American Bank of
              Memphis and the Holders of the Company's 10% Subordinated
              Promissory Notes (Exhibit 10.26 to the Company's Registration
              Statement on Form S-1, No. 33-98716).

EXHIBIT                                                                           SEQUENTIALLY
NUMBER                           DESCRIPTION                                        NUMBERED
------                           -----------
                                                                                      PAGE
                                                                                      ----
10.27  --     Agreement Revising Installment Note dated March 25, 1995 between the Company and AT &T Paradyne dated March 25, 1995 (Exhibit 10.27 to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.28  --     401 (k) Plan of the Company (Exhibit 10.28 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.29  --     Stock Option Plan of the Company, as amended (Exhibit 10.29 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

10.30  --     Form of Non-Competition and Non-Disclosure Agreement dated March
              25, 1994, between the Company and each of John A. Koehler, Anthony
              M. Ramunno, Jr., Derek S. Beveridge and Michael R. Jones (Exhibit
              10.30 to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.31  --     Employment Agreement dated December 7, 1994, between the Company and Allan Siders (Exhibit 10.31 to the Company's Registration
              Statement on Form S-1, No. 33-98716).

10.32  --     Employment Agreement dated December 7, 1994, between the Company and L. James Bradshaw (Exhibit 10.32 to the Company's Registration
              Statement on Form S-1, No. 33-98716).

10.33  --     Employment Agreement dated December 7, 1994, between the Company and Peter Reagan (Exhibit 10.33 to the Company's Registration
              Statement on Form S-1, No. 33-98716).

10.34  --     Form of Indemnification Agreement dated May 9, 1995, between the
              Company and each of its directors and executive officers (Exhibit
              10.34 to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.35  --     Consulting Agreement dated January 1, 1995, between the Company and Anthony M. Ramunno, Jr. (Exhibit 10.35 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.36  --     Consulting Agreement dated August 24, 1994, between the Company and Derek S. Beveridge (Exhibit 10.36 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.37  --     Letter Agreement dated July 19, 1994 between the Company and
              Bertil D. Nordin (Exhibit 10.37 to the Company's Registration
              Statement on Form S-1, No. 33-98716).

EXHIBIT                                                                           SEQUENTIALLY
NUMBER                           DESCRIPTION                                        NUMBERED
------                           -----------
                                                                                      PAGE
                                                                                      ----
10.38  --     Lease Agreement dated March 4, 1994, between 3901 Roswell Road
              Associates, T.C. and the Company for premises located at 3901
              Roswell Road, N.E., Suite 310, Marietta, Georgia (Exhibit 10.38 to
              the Company's Registration Statement on Form S-1, No. 33-98716).

10.39  --     Lease Agreement dated March 31, 1994, between the Company and PNC
              Realty Holding Corp., of Florida for premises located at 15950 Bay
              Vista Drive, Suite 340, Clearwater, Florida (Exhibit 10.39 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

10.40  --     Lease Agreement dated June 20, 1994, between the Company and
              Holiday Inns, Inc. for premises located at Commerce Center, HOB
              Building, 3781 3797 Lamar Avenue, Memphis, Tennessee (Exhibit
              10.40 to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.41  --     Lease Renewal/Expansion Proposal dated October 18, 1994, for 747
              Church Road, Suite C-1, Elmhurst, Illinois issued by Morgan Realty
              Partners to TechNet, Inc. (Exhibit 10.41 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.42  --     Lease Amendment Agreement dated December 9, 1994, between
              Banyan/Morgan Milwaukee Limited Partnership and TechForce/TechNet
              for premises located at Suite C-1, Elmhurst Metro Court, Elmhurst,
              Illinois (Exhibit 10.42 to the Company's Registration Statement on
              Form S-1, No. 33-98716).

10.43  --     Addendum to Lease Agreement dated 1995, between the Company and
              PNC Realty Holding Corp. of Florida for premises located at 15950
              Bay Vista Drive, Suite 340, Clearwater, Florida (Exhibit 10.43 to
              the Company's Registration Statement on Form S-1, No. 33-98716).

10.44  --     Form of Option Agreement between the Company and optionees under the Company's Stock Option Plan (Exhibit 10.44 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.45  --     Agreement of Reorganization dated November 30, 1994 among the
              Company, TechNet, Inc. and the TechNet Stockholders (Exhibit 10.45
              to the Company's Registration Statement on Form S-1, No. 33-
              98716).

10.46  --     Agreement for the Purchase and Sale of Assets dated March 24, 1994 between the Company and AT &T Paradyne Corporation (Exhibit 10.46
              to the Company's Registration Statement on Form S-1, No. 33-
              98716).

EXHIBIT                                                                           SEQUENTIALLY
NUMBER                           DESCRIPTION                                        NUMBERED
------                           -----------
                                                                                      PAGE
                                                                                      ----
10.47  --     Assignment and Assumption Agreement dated March 25, 1994 between the Company and AT &T Paradyne Corporation (Exhibit 10.47 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

10.48  --     Contribution Agreement and Amendment to Partnership Agreement
              dated March 24, 1994 between the Company and TechForce, a Georgia
              General Partnership (Exhibit 10.48 to the Company's Registration
              Statement on Form S-1, No. 33-98716).

10.49  --     Investment and Stockholders' Agreement dated March 25, 1994 between the Company and Investors listed in Exhibit A thereto
              Corporation (Exhibit 10.49 to the Company's Registration Statement
              on Form S-1, No. 33-98716).

10.50  --     Management Stockholder Participation Agreement dated November 1994 between the Company and Messrs. Bradshaw, Siders and Reagan
              (Exhibit 10.50 to the Company's Registration Statement on Form S-
              1, No. 33-98716).

10.51  --     Investment Agreement dated November 4, 1994 between the Company and Bertil D. Nordin (Exhibit 10.51 to the Company's Registration
              Statement on Form S-1, No. 33-98716).

10.52  --     1995 Stock Incentive Plan (Exhibit 10.52 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.53  --     Directors' Stock Option Plan (Exhibit 10.53 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.54  --     Employee Stock Purchase Plan (Exhibit 10.54 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

10.55  --     Value Added Distributor Agreement between Paradyne Corporation and the Company executed November 10, 1995 - (Exhibit 10.55 to the
              Company's annual report on Form 10-K for the period ended December
              31, 1995),

10.56  --     Second Lease Amendment Agreement dated October 25, 1995 between
              Banyan/Morgan Milwaukee Limited Partnership and the Company
              (Exhibit 10.56 to the Company's annual report on Form 10-K for the period ended December 31, 1995).

10.57  --     Commencement Notice dated November 3, 1995 between Banyan/Morgan
              Milwaukee Limited Partnership and the Company -. (Exhibit 10.57 to
              the Company's annual report on Form 10-K for the period ended
              December 31, 1995).

EXHIBIT                                                                           SEQUENTIALLY
NUMBER                           DESCRIPTION                                        NUMBERED
------                           -----------
                                                                                      PAGE
                                                                                      ----
10.58  --     Sublease between Witness Systems, Inc. and the Company dated
              January 3, 1996 (Exhibit 10.58 to the Company's annual report on
              Form 10-K for the period ended December 31, 1995).

10.59  --     Lease Agreement between 3901 Roswell Road Associates, T.C. and the
              Company dated January 24, 1996 -(Exhibit 10.59 to the Company's annual report on Form 10-K for the period ended December 31,
              1995).

10.60  --     Services Level Agreement for Installation and Support Services
              between the Company and National Medical Care, Inc., dated March
              1, 1996 (Exhibit 10 to the Company's Report on Form 10-Q for the
              period ended March 31, 1996).

10.61  --     General Services Agreement between the Company and Federal
              Express, dated June 19, 1996 (Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30, 1996).

10.62 (a) --  Loan Agreement between the Company and First Union National Bank, dated September 23, 1996 (Exhibit 10.2 (a) to the Company's Report on Form 10-Q for the period ended September 30, 1996).

10.62 (b) --  Security Agreement between the Company and First Union National
              Bank, dated September 23, 1996 (Exhibit 10.2 (b) to the Company's
              Report on Form 10-Q for the period ended September 30, 1996).

10.62 (x) --  Promissory Note between the Company and First Union National Bank, dated September 23, 1996 (Exhibit 10.2 (c) to the Company's Report on Form 10-Q for the period ended September 30, 1996).

11.1   --     Statement Regarding Computation of Earnings per share - filed herewith.

16.1   --     Letter from Langford de Kock & Co. (Exhibit 16.1 to the Company's
              Registration Statement on Form S-1, No. 33-98716).

21.1   --     List of Subsidiaries of the Registrant (Exhibit 21.1 to the
              Company's Registration Statement on Form S-1, No. 33-98716).

23.1   --     Consent of Arthur Andersen LLP - filed herewith.

23.2   --     Consent of Pridie Brewster - filed herewith

27     --     Financial Data Schedule - filed herewith