Form 10-Q
period 1997-03-31
TECHFORCE CORP
filed 1997-05-14
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   _________

                                   FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

    ---------------------------------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number 0-27204

                             TECHFORCE CORPORATION
________________________________________________________________________________
             (Exact Name of Registrant as Specified in Its Charter

         GEORGIA                                          58-2082077
--------------------------------------------------------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

15950 Bay Vista Drive, Clearwater, Florida                   34620
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)

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

         As of May 7, 1997, there were 8,047,576 shares of the issuer's common stock outstanding.

                              TECHFORCE CORPORATION

                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997

                                     INDEX
                                     -----


PART I.      FINANCIAL INFORMATION                                              PAGE NO.
-------      ---------------------                                              --------
Item 1      Financial Statements.................................................   1

            . Consolidated Balance Sheet.........................................   1

            . Consolidated Statements of Income..................................   2

            . Consolidated Statements of Cash Flows..............................   3

            . Notes to Consolidated Financial Statements.........................   4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................   6

Item 3.     Quantitative and Qualitative Disclosures About Market Risks..........   9


PART II.    OTHER INFORMATION
--------    -----------------

Item 1      Legal Proceedings....................................................  10

Item 2      Changes in Securities................................................  10

Item 3      Defaults Upon Senior Securities......................................  10

Item 4      Submission of Matters to a Vote of Shareholders......................  10

Item 5      Other Information....................................................  10

Item 6      Exhibits and Reports on Form 8-K.....................................  10


SIGNATURES
----------

Signatures.......................................................................  11

EXHIBIT INDEX
-------------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 March 31,1997
                                (In thousands)

                                      ASSETS
                                                                                     March 31, 1997             December 31, 1995
                                                                                 ---------------------        ---------------------
                                                                                       (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                      $             702             $          3,943
    Investments                                                                                5,336                        2,299
    Accounts receivable, net of Allowance for Doubtful Accounts                               13,555                       12,687
      of $675,941 and $845,000 at Mar 31, 1997 and Dec 31, 1996 respectively
    Inventories                                                                                4,129                        4,446
    Net Investment in Sales Type Leases (current portion)                                      2,705                        2,438
    Prepaid expenses/Other Assets                                                                797                          741
                                                                                   -----------------             ----------------
        Total current assets                                                                  27,224                       26,554
                                                                                   -----------------             ----------------

PROPERTY, PLANT AND EQUIPMENT
    Leasehold improvements                                                                       601                          582
    Office furniture and fixtures                                                              5,126                        4,885
    Replacement parts                                                                         12,862                       11,542
    Equipment held for rental                                                                    834                        1,038
                                                                                   -----------------             ----------------
                                                                                              19,423                       18,047
    Less accumulated depreciation                                                             (7,482)                      (6,736)
                                                                                   -----------------             ----------------
        Total property, plant and equipment, net                                              11,941                       11,311
                                                                                   -----------------             ----------------

NET INVESTMENT IN SALES TYPE LEASES                                                            8,788                        8,545
                                                                                   -----------------             ----------------
    Less current portion

ORGANIZATION COSTS AND OTHER ASSETS                                                               71                           73
                                                                                   -----------------             ----------------

        Total assets                                                               $          48,024             $         46,483
                                                                                   =================             ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                               $           3,642             $          2,583
    Accrued expenses                                                                           2,187                        3,259
    Accrued contract labor                                                                       482                          600
    Current maturities of obligations under capital leases,
        long-term debt and non-recourse notes payable                                          2,692                        2,644
    Line of credit                                                                               -                            -
    Deferred revenue                                                                           3,876                        2,722
                                                                                   -----------------             ----------------
                                                                                              12,879                       11,808
                                                                                   -----------------             ----------------

LONG-TERM DEBT AND OTHER LIABILITIES                                                           1,500                        1,725
                                                                                   -----------------             ----------------
NON-RECOURSE NOTES PAYABLE, net of current maturities                                          4,221                        4,455
                                                                                   -----------------             ----------------

STOCKHOLDERS' EQUITY
    Common stock                                                                                  80                           80
    Additional paid in capital                                                                27,667                       27,698
    Retained earnings                                                                          1,677                          717
                                                                                   -----------------             ----------------
                                                                                              29,424                       28,495
                                                                                   -----------------             ----------------
        Total liabilities and stockholders' deficit                                $          48,024             $         46,483
                                                                                   =================             ================

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                         Three months ended
                                                              March 31
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
                                                       (Unaudited)
Revenues:
  Services                                             $   10,220   $    9,355
  Hardware                                                  7,441        7,872
                                                       ----------   ----------
    Total revenues                                         17,661       17,227
                                                       ----------   ----------

Direct costs:
  Services                                                  6,862        6,371
  Hardware                                                  5,488        5,672
                                                       ----------   ----------
    Total direct costs                                     12,350       12,043
                                                       ----------   ----------

Gross Margin:
  Services                                                  3,358        2,984
  Hardware                                                  1,953        2,200
                                                       ----------   ----------
    Total gross margin                                      5,311        5,184
                                                       ----------   ----------

Gross Margin:
  Services                                                   32.9%        31.9%
  Hardware                                                   26.2%        27.9%
                                                       ----------   ----------
    Total gross margin                                       30.1%        30.1%
                                                       ----------   ----------

Operating costs
  Selling and marketing                                     2,282        2,222
  Research and development                                    332          452
  General and administrative                                1,147        1,112
                                                       ----------   ----------
                                                            3,761        3,786
                                                       ----------   ----------

Operating income                                            1,550        1,398

Interest expense, net                                          41            2
                                                       ----------   ----------

Income before taxes                                         1,509        1,396

Provision for income taxes                                   (549)        (489)
                                                       ----------   ----------

Net income                                             $      960   $      907
                                                       ==========   ==========

Net income per common share                            $     0.12   $     0.11
                                                       ==========   ==========

Weighted average common shares outstanding              8,265,472    8,437,825
                                                       ==========   ==========

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)

                                                         Three Months Ended
                                                              March 31
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
                                                       (Unaudited)
Cash flows from operating activities
   Net income                                          $      960   $      907
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                         746          909
        Changes in operating assets and liabilities           435          244
                                                       ----------   ----------
Net cash provided by operating activities                   2,141        2,060

Cash Flows from investing activities
   Purchase of property and equipment                      (1,376)      (2,763)
   Investment in sales-type leases                           (510)      (6,103)
                                                       ----------   ----------
Net cash used in investing activities                      (1,886)      (8,866)
                                                       ----------   ----------

Cash flows from financing activities
   Borrowings under revolving credit facilities                 0        2,599
   Repayments of long-term debt                              (459)        (376)
                                                       ----------   ----------
Net cash (used in) provided by financing activities          (459)       2,223
                                                       ----------   ----------

Net decreased in cash and cash equivalents                   (204)      (4,583)

Cash and cash equivalents, beginning of period              6,242       12,989
                                                       ----------   ----------

Cash and cash equivalents, end of period               $    6,038   $    8,406
                                                       ==========   ==========

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


1.  NATURE OF BUSINESS

    TechForce Corporation and subsidiaries (collectively, the "Company" and formerly TechForce, a Georgia general partnership) are engaged in the sale, design, on-site installation and maintenance, depot repair and support of computer and data communications networking equipment.

2.  BASIS OF FINANCIAL REPORTING

    The condensed consolidated financial statements at March 31, 1997 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3.  MAJOR CUSTOMERS

    During the quarters ended March 31, 1997, and March 31, 1996, the following customers individually accounted for more than 10% of the Company's revenue:

                     Quarter Ended March 31, 1997   Quarter Ended March 31, 1996
                     ----------------------------   ----------------------------
                      Amount ($000)   Percentage     Amount ($000)   Percentage
                     --------------  ------------   --------------  ------------
Packard Bell
 Electronics, Inc.        $3,599          20%            $4,432          26%

National Medical
 Care                     $  977           6%            $3,936          23%


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

5. In February 1997, the Financial Accounting Standards Board used Statement of Financial Accounting Standards No. 128, "Earnings per share" (EPS). SFAS 128 establishes new standards for computing and presenting EPS. Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application si not permitted. Management has determined that the adoption of SFAS 128 will not have a material effect on the accompanying financial statements. Other issued but not required FASB standards are not currently applicable or material to the Company's operations.

-------    ---------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW


     The Company generates revenues from services provided under maintenance contracts with terms ranging from one to five years and through the sale of its channel extension hardware and the resale and lease of various data network hardware supplied by other manufacturers. Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Packard Bell agreement. Revenues from product sales are recognized at the time of delivery. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments, are recorded currently as revenues and the related costs of the equipment are recorded to cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases for the three months ended March 31, 1997 were $1.0 million. Amortized interest on such leases totaled $0.13 million for the three month period ended March 31, 1997.

     Management anticipates that revenues from its proprietary channel extension products and services will gradually decrease over the next few years at a rate of approximately 10% to 15% per year primarily as a result of a steady trend toward open-systems environments. Management does not believe that this gradual decline in such revenues will have a material adverse effect on the Company's results of operations and financial condition.

     The Company experienced an anticipated decline in revenues from Packard Bell during the three months ended March 31, 1997 as compared to the same period in 1996. Revenues from Packard Bell represented 20% of total Company revenues for the three months ended March 31, 1997 compared to 26% for the three months ended March 31, 1996. This lower level of revenue was generally in line with revenues from Packard Bell for the preceding three month period. The call volume level for the three months ended March 31, 1997 may not be indicative of future call volumes due to recent changes made by Packard Bell in its end user product warranty.

     Packard Bell is invoiced monthly and payment is due no later than 30 days after the invoice date, with a penalty of 1.5% of the unpaid balance accruing monthly beginning 60 days after the invoice date. The Company typically receives payment from Packard Bell approximately 60 days after the billing date, which is generally a longer payment cycle than experienced under the Company's other service contracts. In light of the substantial amount of the Company's total revenues that are attributable to Packard Bell, failure to receive payment in accordance with past practice under the Packard Bell contract could have a material adverse on the Company's cash flow.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128).
SFAS 128 establishes new standards for computing and presenting EPS. Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management has determined that the adoption of SFAS 128 will not have a material effect on the accompanying financial statements. Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Total revenues. Total revenues increased 2.5% from $17.2 million for the three months ended March 31, 1996 to $17.7 million for the three months ended March 31, 1997 due to increased revenues from enterprise network support and new PC support revenues offset by declines in service revenues from Packard Bell and FedEx.

     Service revenues. Revenues from services increased 9.2% from $9.4 million (54.1% of total revenues) for the three months ended March 31, 1996 to $10.2 million (57.9% of total revenues) for the three months ended March 31, 1997. This increase was attributable to increased service revenues associated with the Company's enterprise network support services and increased revenues from a new PC support customer offset by decreases in revenue from services provided to Packard Bell and FedEx. Revenues from enterprise network support services increased by 33.3% while revenues from Packard Bell and FedEx decreased by 18.8% and 11.3%, respectively, for the three months ended March 31, 1997 as compared to revenues from these services for the three months ended March 31, 1996. The volume of repair services on certain equipment provided to FedEx for the three months ended March 31, 1997 may not be indicative of future repair volumes due to the recent introduction of newer technology equipment by FedEx into its operation. For the three months ended March 31, 1997 compared to the same period in 1996, the Company experienced decreases in revenues from its proprietary channel extension support business in line with its previously stated expectations.

     Hardware revenues. Revenues from hardware products decreased 5.8% from $7.9 million (45.7% of total revenue) for the three months ended March 31, 1996 to $7.4 million (42.1% of total revenues) for the three months ended March 31, 1997 due to a decrease in revenues from the lease of other manufacturers' hardware.

     Cost of Service. Cost of service increased 7.7% from $6.4 million (68.1% of service revenues) for the three months ended March 31, 1996 to $6.9 million (67.1% of service revenues) for the three months ended March 31, 1997. This increase was in line with overall increases in service revenues for the same period.

     Cost of Hardware. Cost of hardware decreased 3.3% from $5.7 million (72.1% of hardware revenues) for the three months ended March 31, 1996 to $5.5 million (73.8% of hardware revenue) for the three months ended March 31, 1997. This decrease was caused primarily by decreased hardware sales.

     Gross Margin. Overall gross margin increased 2.4% from $5.2 million, or 30.1% of total revenues, for the three months ended March 31, 1996 to $5.3 million, or 30.1% of total revenues for the three months ended March 31, 1997. Gross margin on services increased 12.5% from $3.0 million for the three months ended March 31, 1996 to $3.3 million for the three months ended March 31, 1997, while increasing as a percent of revenue from 31.9% to 32.9% respectively.
Gross margin on hardware revenues decreased 12.6% from $2.2 million for the three months ended March 31, 1996 to $2.0 million for the three months ended March 31, 1997. This decrease was caused primarily by decreased revenues from the lease of other manufacturers' equipment. Hardware margins as a percentage of hardware revenues decreased from 27.9% for the three months ended March 31, 1996 to 26.2% for the three months ended March 31, 1997 primarily as a result of the decreased proportion of total hardware revenues derived from leasing activities. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to increasing price competition.

     Selling and Marketing Expenses. Selling and marketing expenses increased 2.7% from $2.2 million, or 12.9% of total revenues, for the three months ended March 31, 1996 to $2.3 million, or 12.9% of total revenues, for the three months ended March 31, 1997. This increase was in line with increases in enterprise services revenues and new support contract sales activity.

     Research and Development Expenses. Research and development expenses decreased 36.1% from $0.5 million, or 2.6% of total revenues, for the three months ended March 31, 1996 to $0.3 million, or 1.9% of total revenues, for the three months ended March 31, 1997. Increased expenses associated with the Company's service development activity were offset by reduced internal business systems support expenses now being reported together with general and administrative expenses.

     General and Administrative Expenses. General and administrative expenses remained constant at $1.1 million, or 6.5% of total revenues, for the three months ended both March 31, 1996 and 1997.

     Operating Income. Operating income increased 10.9% from $1.4 million, or 8.1% of total revenues, for the three months ended March 31, 1996 to $1.6 million, or 8.8% of total revenues, for the three months ended March 31, 1997 as a result of the factors listed above.

     Interest Expense, Net. Net interest expense increased from $2,000 for the three months ended March 31, 1996 to $41,000, for the three months ended March 31, 1997. Interest income totaled $0.1 million for the three months ended March 31, 1996 and was not material for the three months ended March 31, 1997.

     Income Taxes. The Company's effective income tax rate was 36.4% for the three months ended March 31, 1997, as compared to 35.0% in the same period of the prior fiscal year. The increase resulted from reduced non-taxable interest income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $2.1 million for the three months ended both March 31, 1996 and 1997. Cash provided by operating activities for the 1996 period was primarily due to income and increases in deferred revenue partially offset by increases in accounts receivable and inventory. Cash provided by operating activities for the 1997 period was primarily due to net income and increases in current leases receivable and deferred revenue offset by increases in accounts receivable.

     The Company's investing activities used cash of $8.9 million and $1.9 million for the three months ended March 31, 1996 and 1997, respectively. Cash used in the Company's investing activities for the 1996 and 1997 periods related to, and the change corresponded to fluctuations in the Company's capitalization of leases receivable from customers pending the Company's discounting of such leases, where possible, to third party lending institutions and the purchase of property, plant and equipment.

     Financing activities provided cash of $2.2 million and used cash of $0.5 million for the three months ended March 31, 1996 and 1997, respectively. Cash provided in the Company's financing activities for the three months ended March 31, 1996 related to borrowings under the Company's credit facility offset partially by repayments of long term debt. Cash used in the Company's financing activities for the three months ended March 31, 1997 related to the repayment of long term debt.

     The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. Prior to October 1996, the Company's credit facility was with SouthTrust Bank of Georgia, N.A. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts and lease receivables. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 6.9% to 7.2% and was 7.0% as of March 31, 1997. As of March 31, 1997, the Company had no outstanding balance under the line of credit and approximately $9.4 million was available for borrowing thereunder based upon the Company's qualifying accounts and lease receivables. The Company intends to use its borrowing capacity under the line of credit on a limited basis primarily for working capital requirements. The credit facility expires in September, 1998. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

     The Company believes that leasing provides a key competitive advantage in the sale of long term support agreements and that there are significant extended lease and used equipment resale opportunities combined with long term support agreement renewal opportunities at the end of the initial term of leases. In addition, the Company views leasing as a source of low cost future replacement spares inventories which can be deployed to reduce future capital commitments for enterprises network support contracts. As of March 31, 1997, the Company's investment in capital leases included $6.2 million of leases which had been discounted via non-recourse notes payable to banks. An additional $7.3 million represented undiscounted leases, a portion of which the Company expects to
discount in the near future.   The Company intends to reduce its working capital
committed to this activity. From time to time this leasing activity places demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions.

     Management believes that cash from operations and borrowings available under its revolving credit facility together with current cash balances will be sufficient to finance its working capital needs and capital expenditure requirements for at least the next 12 months. Although no assurance can be given, management believes that cash from operations together with available sources of financing, including additional bank debt, will be sufficient to fund the company's capital requirements for the foreseeable future beyond such 12 month period. The Company does not currently have any material commitments for capital expenditures.

     The above "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

         Not Applicable.

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

Item 3.    Defaults Upon Senior Securities
           Not Applicable.

Item 4.    Submission of Matters to a Vote of Shareholders
           Not Applicable.

Item 5.    Other Information
           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibit No.    Description
                -----------    -----------


                11.1 TechForce Corporation and Subsidiaries Computation of Earnings Per Share of Common Stock.

                27             Summary Financial Data


           (b)  No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                                TECHFORCE CORPORATION



Date:  May 12, 1997             /s/ Jerrel W. Kee
                                --------------------------------------------
                                Jerrel W. Kee
                                Chief Financial Officer
                                (principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                                                                                  PAGE
-----------                                                                                  ----
(a)  Exhibit No.    Description
     -----------    -----------
11.1                TechForce Corporation and Subsidiaries Computation of Earnings Per
                    Share of Common Stock.

27                  Summary Financial Data


(b)  No reports on Form 8-K were filed during the period