Form 10-Q/A
period 1997-03-31
TECHFORCE CORP
filed 1997-05-15
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   _________

                                  FORM 10-Q/A
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXHIBIT INDEX
-------------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 March 31,1997
                                (In thousands)

                                      ASSETS
                                                                                     March 31, 1997             December 31, 1996
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