Form 10-Q/A
period 1997-03-31
TECHFORCE CORP
filed 1997-05-29
CIK 920992

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

                                  FORM 10-Q/A

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
                                                       ==========   ==========

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $2.1 million for the three months ended both March 31, 1996 and 1997. Cash provided by operating activities for the 1996 period was primarily due to income and increases in deferred revenue partially offset by increases in accounts receivable and reductions in accounts payable. Cash provided by operating activities for the 1997 period was primarily due to net income and increases in accounts payable and deferred revenue offset by increases in accounts receivable.

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