Form 10-Q
period 1997-06-30
TECHFORCE CORP
filed 1997-08-14
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   _________

                                   FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                              -------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------
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

       As of August 11, 1997, there were 8,078,141 shares of the issuer's common stock outstanding.

                              TECHFORCE CORPORATION

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                    PAGE NO.
-------     ---------------------                                    --------

Item 1      Financial Statements......................................   1

            . Consolidated Balance Sheet..............................   1

            . Consolidated Statements of Income.......................   2

            . Consolidated Statements of Cash Flows...................   3

            . Notes to Consolidated Financial Statements..............   4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of operations.......................   6

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risks.....................................................  11

PART II.    OTHER INFORMATION
-------     -----------------

Item 1      Legal Proceedings.........................................  12

Item 2      Changes in Securities.....................................  12

Item 3      Defaults Upon Senior Securities...........................  12

Item 4      Submission of Matters to a Vote of Shareholders...........  12

Item 5      Other Information.........................................  12

Item 6      Exhibits and Reports on Form 8-K..........................  12

SIGNATURES
----------

Signatures............................................................  13

EXHIBIT INDEX
-------------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1997
                                (In thousands)


                                ASSETS                                            June 30, 1997  December 31, 1996
                                                                                  -------------  -----------------
                                                                                   (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                           $ 1,175            $ 3,943
   Investments                                                                           5,386              2,299
   Accounts receivab, net of Allowance for Doubtful Accounts                            11,899             12,687
     of $425,269  and $845,000 at Jun 30, 1997 and Dec 31, 1996 respectively
   Inventories                                                                           2,715              4,446
   Net Investment in Sales Type Leases (current portion)                                 3,146              2,438
   Prepaid expenses/Other Assets                                                           862                741
                                                                                       -------            -------
      Total current assets                                                              25,183             26,554
                                                                                       -------            -------

PROPERTY, PLANT AND EQUIPMENT
   Leasehold improvements                                                                  618                582
   Office furniture and fixtures                                                         6,009              4,885
   Replacement parts                                                                    14,731             11,542
   Equipment held for rental                                                             1,068              1,038
                                                                                       -------            -------
                                                                                        22,426             18,047
   Less accumulated depreciation                                                        (8,461)            (6,736)
                                                                                       -------            -------
      Total property, plant and equipment, net                                          13,965             11,311
                                                                                       -------            -------

NET INVESTMENT IN SALES TYPE LEASES                                                     10,710              8,545
                                                                                       -------            -------
   Less current portion

ORGANIZATION COSTS AND OTHER ASSETS                                                         62                 73
                                                                                       -------            -------

      Total assets                                                                     $49,920            $46,483
                                                                                       =======            =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                    $ 3,697            $ 2,583
   Accrued expenses                                                                      2,221              3,259
   Accrued contract labor                                                                  192                600
   Current maturities of obligations under capital leases,
      long-term debt and non-recourse notes payable                                      3,414              2,644
   Line of credit                                                                            -                  -
   Deferred revenue                                                                      3,476              2,722
                                                                                       -------            -------
                                                                                        13,000             11,808
                                                                                       -------            -------

LONG-TERM DEBT AND OTHER LIABILITIES                                                     1,174              1,725
                                                                                       -------            -------
NON-RECOURSE NOTES PAYABLE, net of current maturities                                    5,248              4,455
                                                                                       -------            -------

STOCKHOLDERS' EQUITY
   Common stock                                                                             80                 80
   Additional paid in capital                                                           27,808             27,698
   Retained earnings                                                                     2,610                717
                                                                                       -------            -------
                                                                                        30,498             28,495
                                                                                       -------            -------

      Total liabilities and stockholders' deficit                                      $49,920            $46,483
                                                                                       =======            =======

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Three months ended            Six months ended
                                                           June 30,                     June 30
                                                --------------------------  ------------------------------
                                                     1997           1996         1997             1996
                                                -------------  -----------  --------------  --------------
Revenues:
  Services                                           $ 8,601      $ 7,260         $18,821         $16,615
  Hardware                                             6,543        6,081          13,984          13,953
                                                -------------  -----------  --------------  --------------
    Total revenues                                    15,144       13,341          32,805          30,568
                                                -------------  -----------  --------------  --------------

Direct costs:
  Services                                             5,752        5,667          12,614          12,039
  Hardware                                             3,926        4,142           9,414           9,814
                                                -------------  -----------  --------------  --------------
    Total direct costs                                 9,678        9,809          22,028          21,853
                                                -------------  -----------  --------------  --------------

Gross Margin:
  Services                                             2,849        1,593           6,207           4,576
  Hardware                                             2,617        1,939           4,570           4,139
                                                -------------  -----------  --------------  --------------
    Total gross margin                                 5,466        3,532          10,777           8,715
                                                -------------  -----------  --------------  --------------
Operating costs
  Selling and marketing                                2,440        2,553           4,722           4,775
  Research and development                               297          432             629             884
  General and administrative                           1,248        1,098           2,395           2,210
  Non recurring expense from restructuring                            244                             244
                                                -------------  -----------  --------------  --------------
                                                       3,985        4,327           7,746           8,113
                                                -------------  -----------  --------------  --------------

Operating income                                       1,481         (795)          3,031             602

Interest expense, net                                     16           68              57              69
                                                -------------  -----------  --------------  --------------

Income before taxes                                    1,465         (863)          2,974             533

Provision for income taxes                              (532)         355          (1,081)           (134)
                                                -------------  -----------  --------------  --------------

Net income                                           $   933      $  (508)        $ 1,893         $   399
                                                ============   ==========   =============   =============

Net income per common share                            $0.11       ($0.06)          $0.23           $0.05
                                                ============   ==========   =============   =============

Weighted average common
  shares outstanding                               8,294,230    7,905,500       8,295,705       8,394,147
                                                ============   ==========   =============   =============

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                  Six Months Ended
                                                                       June 30
                                                              ------------------------
                                                                  1997          1996
                                                              -----------   -----------
                                                              (Unaudited)   (Unaudited)
Cash flows from operating activities
        Net income                                             $  1,893     $    399
        Adjustments to reconcile net income to net cash
          provided by operating activities:
                Depreciation and amortization                     1,870        1,383
                Changes in operating assets and liabilities       3,037         (867)
                                                               --------     --------
Net cash provided by operating activities                         6,800          915

Cash Flows from investing activities
        Purchase of property and equipment                       (4,513)      (2,355)
        Investment in sales-type leases                          (2,873)      (5,756)
        (Purchase of) Sale of Investments                        (3,087)       9,196
                                                               --------     --------
Net cash (used in) provided by investing activities             (10,473)       1,085
                                                               --------     --------
Cash flows from financing activities
        Issuance (repayment) of long term debt                      795         (812)
        Issuances of Common Stock, net                              110            5
                                                               --------     --------
Net cash (used in) provided by financing activities                 905         (807)
                                                               --------     --------

Net (decrease) increase in cash and cash equivalents             (2,768)       1,193

Cash and cash equivalents, beginning of period                    3,943          565
                                                               --------     --------
Cash and cash equivalents, end of period                       $  1,175     $  1,758
                                                               ========     ========

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 JUNE 30, 1997
                                  (Unaudited)

1.   NATURE OF BUSINESS

     TechForce Corporation and subsidiaries (collectively, the "Company" and formerly TechForce, a Georgia general partnership) are engaged in the sale, design, on-site installation and maintenance, and support of computer and data communications networking equipment.

2.   BASIS OF FINANCIAL REPORTING

     The condensed consolidated financial statements at June 30, 1997 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3.   MAJOR CUSTOMERS

     During the quarters ended June 30, 1997, and June 30, 1996, the following customers individually accounted for more than 10% of the Company's revenue:

                                        Quarter Ended June 30, 1997   Quarter Ended June 30, 1996
                                        ---------------------------   ---------------------------
                                        Amount ($000)    Percentage   Amount ($000)    Percentage
                                        -------------    ----------   -------------    ----------
     Packard Bell Electronics, Inc.         $2,610            17%          $1,768           13%
     Federal Express                          N/A            N/A           $1,551           11%

     The loss of revenues from Packard Bell could have a severe impact on the results of the operations of the Company in the near term.


4.   LEGAL MATTERS

     From time to time, the Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters will not have a material adverse effect on the Company's financial position at 6/30/97 or results of operations for the six months then ended.

5. Certain amounts included in the 1996 financial statements have been reclassified to conform with the 1997 financial statements.

6.   NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments and related information. SFAS 131 is effective for financial statements relating to periods beginning after December 15, 1997. The effects of SFAS 131 on the Company have not been considered at this time.

     Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

-------    ---------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     The Company provides network support services focusing on mission critical technologies such as LAN/WAN internetworking, data networking, mainframe channel networking and workstation support. The Company's support solutions include network monitoring services, 7X24 diagnostic and technical support from the Technology Support Center in Clearwater, Florida, on-site and depot maintenance (advance equipment replacement), remote and on-site equipment software installation and network design on complex multi-vendor enterprise networks.
The Company's maintenance contracts with customers range from one to five years. The Company also sells and leases various data network hardware supplied by other manufacturers, as well as its own channel extension hardware. Field service operations are conducted through a combination of the Company's field support personnel and a network of authorized service providers that are certified by the Company to provide local on-site repair or parts replacement services under the direction of the Company's Technical Support Center.

     Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Company's PC support agreements. Revenues from product sales are recognized at the time of shipment. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments are recorded currently as revenues and the related costs of the equipment are recorded to cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases for the three months ended June 30, 1997 and June 30, 1996, respectively were $3.3 million and $1.9 million. Amortized interest on sales-type leases totaled $0.14 million and $0.2 million for the three month periods ended June 30, 1997 and June 30, 1996, respectively.

     On April 30, 1997, the Company paid $375,000 for the assets and other rights related to the SCANmanager remote LAN monitoring operations of UB Networks located in Atlanta, Georgia. In conjunction with this purchase, the Company hired the operational and technical employees of UB Networks' SCANmanager operations and assumed the existing customer obligations. The Company plans to migrate the customer support center operations of its TechCare
(SM) service offering to Atlanta, Georgia and integrate the SCANmanager service offerings of UB Networks into its suite of TechCare remote monitoring services.

     Management anticipates that revenues from its proprietary channel extension products and services will gradually decrease over the next few years at a rate of approximately 10% to 20% per year primarily as a result of a trend toward open-systems environments. Management does not believe that this gradual decline in such revenues will have a material adverse effect on the Company's results of operations and financial condition.

     Revenues from Packard Bell increased during the three months ended June 30, 1997 as compared to the same period in 1996 when the Company experienced an interruption in this business due to disputes over payment issues. Revenues from Packard Bell represented 17% of total Company revenues for the three months ended June 30, 1997 as compared to 13% for the three months ended June 30, 1996. The call volume level for the three months ended June 30, 1997 may not be indicative of future call volumes due to changes made by Packard Bell in its end user product warranty.

     Packard Bell is invoiced monthly and payment is due 30 days after the invoice date. The Company typically receives payment from Packard Bell approximately 60 days after the billing date, which is generally a longer payment cycle than experienced under the Company's other service contracts. In light of the substantial amount of the Company's total revenues that are attributable to Packard Bell, failure to receive payment in accordance with past practice under the Packard Bell contract could have a material adverse effect on the Company's cash flow.

     Revenues from FedEx decreased during the three and six months ended June 30, 1997 as compared to the same periods in 1996 due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experiences a lower failure rate than the replaced technology. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Consequently, margins from the remaining repair business from FedEx decreased significantly as a result of the decreased volume of higher margin repair services. The Company is currently in discussions with FedEx regarding how repair services for FedEx will be discontinued by the Company. Accordingly, revenues and margins from this business for the three and six months ended June 30, 1997 should not be considered indicative of future revenues and margins from the Company's repair services.

     Continued growth of the Company's customer base and its services can be expected to continue to place a significant strain on its administrative, operational and financial resources. The Company's future performance and profitability will depend in part on its ability to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in its business. Furthermore, although the Company has experienced rapid growth in total revenues and has previously been profitable, its limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company's revenue growth will continue in the future or that profitable operating results can be sustained.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments and related information. SFAS 131 is effective for financial statements relating to periods beginning after December 15, 1997. The effects of SFAS 131 on the Company have not been considered at this time.

     Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Total revenues. Total revenues increased 13.5% from $13.3 million for the three months ended June 30, 1996 to $15.1 million for the three months ended June 30, 1997 due to increased revenues from hardware sales and leasing activity and increased enterprise network support and PC support revenues offset by a decrease in service revenues from FedEx.

     Service revenues. Revenues from services increased 18.5% from $7.3 million (54.4% of total revenues) for the three months ended June 30, 1996 to $8.6 million (56.8% of total revenues) for the three months ended June 30, 1997. This increase was attributable to increased service revenues associated with the Company's enterprise network support services and increased PC support revenues offset by a decrease in revenue from services provided to FedEx. Revenues from enterprise network support services increased by 22.3% while revenues from Packard Bell increased by 47.6% and revenues from FedEx decreased by 47.3% for the three months ended June 30, 1997 as compared to revenues from these services for the three months ended June 30, 1996. Revenues from FedEx decreased due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experiences a lower failure rate than the replaced technology. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Consequently, margins from the remaining repair business from FedEx decreased significantly as a result of the decreased volume of higher margin repair services. The Company is currently in discussions with FedEx regarding how repair services for FedEx will be discontinued by the
Company.   Accordingly, revenues and margins from this business for the three months ended June 30, 1997 should not be considered indicative of future revenues and margins from the Company's repair services. For the three months ended June 30, 1997 as compared to the same period in 1996, the Company experienced a decrease in revenues from its proprietary channel extension support business in line with its previously stated expectations.

     Hardware revenues. Revenues from hardware products increased 7.6% from $6.1 million (45.6% of total revenue) for the three months ended June 30, 1996 to $6.5 million (43.2% of total revenues) for the three months ended June 30, 1997 due to an increase in revenues from the Company's leasing activity. Hardware revenues included revenues from leasing activities of $1.9 million and $3.3 million for the three months ended June 30, 1996 and the three months ended June 30, 1997, respectively.

     Cost of Service. Cost of service increased 1.5% from $5.7 million (78.1% of service revenues) for the three months ended June 30, 1996 to $5.8 million (66.9% of service revenues) for the three months ended June 30, 1997. This overall cost of service increase was favorably affected by improvements in PC support costs and unfavorably affected by the reduction of FedEx business volumes.

     Cost of Hardware. Cost of hardware decreased 5.2% from $4.1 million (68.1% of hardware revenues) for the three months ended June 30, 1996 to $3.9 million (60.0% of hardware revenue) for the three months ended June 30, 1997. This decrease was caused primarily by lower than average costs associated with the sales of used equipment which yielded higher margins during the three months ended June 30, 1997.

     Gross Margin. Overall gross margin increased 54.8% from $3.5 million, (26.5% of total revenues), for the three months ended June 30, 1996 to $5.5 million, (36.1% of total revenues) for the three months ended June 30, 1997. Gross margin on services increased 79.0% from $1.6 million for the three months ended June 30, 1996 to $2.8 million for the three months ended June 30, 1997, while increasing as a percent of service revenues from 21.9% to 33.1% respectively. Gross margin on hardware revenues increased 35.0% from $1.9 million for the three months ended June 30, 1996 to $2.6 million for the three months ended June 30, 1997. This increase was caused primarily by increased revenues and margins from sales of used equipment during the three months ended June 30, 1997. Hardware margins as a percentage of hardware revenues increased from 31.9% for the three months ended June 30, 1996 to 40.0% for the three months ended June 30, 1997 primarily as a result of these factors. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to price competition.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 4.4% from $2.6 million (19.1% of total revenues) for the three months ended June 30, 1996 to $2.4 million (16.1% of total revenues) for the three months ended June 30, 1997. This decrease is a result of selling cost improvements initiated by the Company for 1997.

     Research and Development Expenses. Research and development expenses decreased 31.3% from $0.4 million (3.2% of total revenues) for the three months ended June 30, 1996 to $0.3 million (2.0% of total revenues) for the three months ended June 30, 1997. Increased expenses associated with the Company's service development activity were offset by internal business systems support expenses now being reported together with general and administrative expenses.

     General and Administrative Expenses. General and administrative expenses increased 13.7% from $1.1 million for the three months ended June 30, 1996 to $1.2 million for the three months ended June 30, 1997. This increase included internal business systems support expenses reported together with general and administration expenses for the 1997 period.

     Non recurring expenses. Non recurring restructuring expenses were $0.2 million for the three months ended June 30, 1996. The Company incurred no such expenses for the three months ended June 30, 1997.

     Operating Income. Operating income increased $2.3 million from an operating loss of $0.8 million, (6.0% of total revenues), for the three months ended June 30, 1996 to $1.5 million, (9.8% of total revenues), for the three months ended June 30, 1997 as a result of the factors listed above.

     Interest Expense, Net. Net interest expense decreased from $67,000 for the three months ended June 30, 1996 to $16,000, for the three months ended June 30, 1997. Interest income totaled $0.1 million for the three months ended June 30, 1996 and was not material for the three months ended June 30, 1997.

     Income Taxes. The Company's effective income tax rate was 36.3% for the three months ended June 30, 1997, as compared to a 41.0% tax benefit rate on the pretax loss in the three months ended June 30, 1996. The higher benefit rate for 1996 as compared to the expense rate for 1997 was principally the result of higher non-taxable interest income and a prior year income tax refund recognized for the 1996 period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Total revenues. Total revenues increased 7.3% from $30.6 million for the six months ended June 30, 1996 to $32.8 million for the six months ended June 30, 1997 due to increased revenues from enterprise network support and PC support revenues offset by a decrease in service revenues from FedEx.

     Service revenues. Revenues from services increased 13.3% from $16.6 million (54.4% of total revenues) for the six months ended June 30, 1996 to $18.8 million (57.4% of total revenues) for the six months ended June 30, 1997. This increase was attributable to increased service revenues associated with the Company's enterprise network support services and increased PC support revenues offset by a decrease in revenue from services provided to FedEx. Revenues from enterprise network support services increased by 26.6% while revenues from FedEx decreased by 29.1% and revenues from Packard Bell remained relatively constant for the six months ended June 30, 1997 as compared to revenues from these services for the six months ended June 30, 1996. Revenues from FedEx decreased due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experiences a lower failure rate than the old replaced technology . The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Consequently, margins from the remaining repair business from FedEx decreased significantly as a result of the decreased volume of higher margin repair services. The Company is currently in discussions with FedEx regarding how repair services for FedEx will be
discontinued by the Company.   Accordingly, revenues and margins from this
business for the six months ended June 30, 1997 should not be considered indicative of future revenues and margins from the Company's repair services. For the six months ended June 30, 1997 as compared to the same period in 1996, the Company experienced a decrease in revenues from its proprietary channel extension support business in line with its previously stated expectations.

     Hardware revenues. Revenues from hardware products was unchanged at $14.0 million for the six months ended June 30, 1996 (45.6% of total revenue) and June 30, 1997 (42.6% of total revenues). Hardware revenues included revenues from leasing activities of $7.2 million and $4.4 million for the six months ended June 30, 1996 and the six months ended June 30, 1997, respectively.

     Cost of Service. Cost of service increased 4.8% from $12.0 million (72.5% of service revenues) for the six months ended June 30, 1996 to $12.6 million (67.0% of service revenues) for the six months ended June 30, 1997. This overall cost of service increase was favorably affected by improvements in PC support costs and unfavorably affected by the reduction of FedEx business volumes.

     Cost of Hardware. Cost of hardware decreased 4.1% from $9.8 million (70.3% of hardware revenues) for the six months ended June 30, 1996 to $9.4 million (67.3% of hardware revenue) for the six months ended June 30, 1997. This decrease was caused primarily by lower than average costs associated with the sales of used equipment which yielded higher margins during the six months ended June 30, 1997.

     Gross Margin. Overall gross margin increased 23.7% from $8.7 million (28.5% of total revenues) for the six months ended June 30, 1996 to $10.8 million (32.9% of total revenues) for the six months ended June 30, 1997. Gross margin on services increased 35.6% from $4.6 million for the six months ended June 30, 1996 to $6.2 million for the six months ended June 30, 1997, while increasing as a percent of revenue from 27.5% to 33.0% respectively. Gross margin on hardware revenues increased 10.4% from $4.1 million for the six months ended June 30, 1996 to $4.6 million for the six months ended June 30, 1997.
This increase was caused primarily by increased revenues and margins from sales of used equipment during the three months ended June 30, 1997. Hardware margins as a percentage of hardware revenues increased from 29.7% for the six months ended June 30, 1996 to 32.7% for the six months ended June 30, 1997 primarily as a result of these factors. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to price competition.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 1.1% from $4.8 million (15.6% of total revenues) for the six months ended June 30, 1996 to $4.7 million (14.4% of total revenues) for the six months ended June 30, 1997. This decrease reflects selling cost improvements initiated by the Company for 1997.

     Research and Development Expenses. Research and development expenses decreased 28.8% from $0.9 million (2.9% of total revenues) for the six months ended June 30, 1996 to $0.6 million (1.9% of total revenues) for the six months ended June 30, 1997. Increased expenses associated with the Company's service development activity were offset by internal business systems support expenses now being reported together with general and administrative expenses.

     General and Administrative Expenses. General and administrative expenses increased 8.4% from $2.2 million (7.2% of total revenues) for the six months ended June 30, 1996 to $2.4 (7.3% of total revenues) for the six months ended June 30, 1997. This increase included business systems support expenses reported together with general and administrative expenses for the 1997 period.

     Non recurring expenses. Non recurring restructuring expenses were $0.2 million for the six months ended June 30, 1996. The Company incurred no such expenses for the six months ended June 30, 1997.

     Operating Income. Operating income increased 403.5% from $0.6 million (2.0% of total revenues) for the six months ended June 30, 1996 to $3.0 million (9.2% of total revenues) for the six months ended June 30, 1997 as a result of the factors listed above.

     Interest Expense, Net. Net interest expense decreased from $69,000 for the six months ended June 30, 1996 to $57,000, for the six months ended June 30, 1997. Interest income totaled $0.2 million for the six months ended June 30, 1996 and was not material for the six months ended June 30, 1997.

     Income Taxes. The Company's effective income tax rate was 36.3% for the six months ended June 30, 1997, as compared to 25.1 % in the same period of the prior fiscal year. The lower 1996 rate was principally the result of higher non-taxable interest income and a prior year income tax refund together with lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $0.9 million and $6.8 million for the six months ended June 30, 1996 and 1997, respectively. Cash provided by operating activities for the 1996 period was primarily due to net income before depreciation and amortization and increases in deferred revenue partially offset by increases in accounts receivable and inventory. Cash provided by operating activities for the 1997 period was primarily due to income before depreciation and amortization, increases in accounts and current notes payable and reductions in accounts receivable and inventory partially offset by reductions in deferred revenue.

     The Company's investing activities provided cash of $1.1 million and used cash of $10.5 million for the six months ended June 30, 1996 and 1997, respectively. Cash provided by the Company's investing activities for the 1996 period related to the sale of investments, offset by the purchase of property and equipment as well as increases in investment of sales-type leases. Cash used in the Company's investing activities for the 1997 period resulted from the purchase of investments, property, and equipment, as well as increases in investment of sales-type leases.

     Financing activities used cash of $0.8 million for the six months ended June 30, 1996 for repayments of long term debt. Cash provided by financing activities of $0.9 million for the six months ended June 30, 1997 resulted from the Company's lease discounting activity which included the issuance of certain non-recourse notes payable to banks.

     The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts and lease receivables. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 7.02% to 7.25% and was 7.19% as of June 30, 1997. As of June 30, 1997, the Company had no outstanding balance under the line of credit and approximately $7.6 million was available for borrowing thereunder based upon the Company's qualifying accounts receivables. The Company intends to use its borrowing capacity under the line of credit on a limited basis primarily for working capital requirements. The credit facility expires in September 1998. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

     The Company believes that leasing provides a key competitive advantage in the sale of long term support agreements. In addition, the Company views leasing as a source of low cost future replacement spares inventories which can be deployed to reduce future capital commitments for enterprises network support contracts. The Company increased its investment in sales-type leases by $1.5 million and discounted leases to third parties of $1.2 million for the six months ended June 30, 1997. As of June 30, 1997, the Company's investment in capital leases included $7.7 million of leases which had been discounted via non-recourse notes payable to banks. An additional $8.2 million represented undiscounted leases, a portion of which the Company expects to discount in the near future. This leasing activity places demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions.

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

     The above "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Among such risks and uncertainties are as those relating to the competitive nature of the TechForce's marketplace and its ability to expand its customer base and grow revenues in line with previous experience, dependence upon certain key personnel, the Company's ability to manage its growth, and the risk of economic and market factors affecting TechForce or its customers.



Item 3.     Quantitative and Qualitative Disclosures About Market Risks.

            Not Applicable.

PART II  OTHER INFORMATION
-------  -----------------

Item 1.    Legal Proceedings
           Not Applicable.

Item 2.    Changes in Securities
           Not Applicable.

Item 3.    Defaults Upon Senior Securities
           Not Applicable.

Item 4.    Submission of Matters to a Vote of Shareholders

     At the company's annual meeting of shareholders held on May 15, 1997, the following individuals were elected to the Board of Directors:

                                    Votes For   Votes Withheld
                                  ------------  --------------
     1.    William E. Bassett       6,555,727       12,900
     2.    Paul J. Ferri            6,555,727       12,900
     3.    John A. Koehler          6,120,652      447,975
     4.    Bertil D. Nordin         6,555,727       12,900
     5.    Richard D. Tadler        6,555,727       12,900

     The following proposal was approved at the Company's annual meeting:

     Ratification of the appointment of Arthur Andersen LLP as the company's independent auditors for 1997:

           Votes For   Votes Against   Votes Withheld
           ---------   -------------   --------------

           6,557,827      8,900            1,900

Item 5.    Other Information
           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibit No.    Description
          -----------    -----------

            10.1 ScanManager Purchase Agreement, dated as of April 30, 1997 by and between TechForce Corporation and Ungermann-Bass Networks, Inc.

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

                                TECHFORCE CORPORATION



Date:  August 15, 1997          /s/ Jerrel W. Kee
                                -----------------------------------------
                                    Jerrel W. Kee
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.
-----------


10.1 ScanManager Purchase Agreement, dated as of April 30, 1997, by and between TechForce Corporation and Ungermann-Bass Networks, Inc.

11.1 TechForce Corporation and Subsidiaries Computation of Earnings Per Share of Common Stock.

27        Summary Financial Data