Form 10-Q
period 1997-09-30
TECHFORCE CORP
filed 1997-11-13
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ---------

                                   FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                ---------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------     -------------------

                         Commission file number 0-27204

                             TECHFORCE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


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


________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicated by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------

      As of November 10, 1997, there were 8,111,904 shares of the issuer's common stock outstanding.

                              TECHFORCE CORPORATION

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                      PAGE NO.
-------     ---------------------                                      --------
Item 1      Financial Statements.......................................    1

            . Consolidated Balance Sheet...............................    1

            . Consolidated Statements of Income........................    2

            . Consolidated Statements of Cash Flows....................    3

            . Notes to Consolidated Financial Statements...............    4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    6

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risks.....................................      11


PART II.    OTHER INFORMATION
--------    -----------------

Item 1      Legal Proceedings...........................................  12

Item 2      Changes in Securities.......................................  12

Item 3      Defaults Upon Senior Securities.............................  12

Item 4      Submission of Matters to a Vote of Shareholder..............  12

Item 5      Other Information...........................................  12

Item 6      Exhibits and Reports on Form 8-K............................  12

SIGNATURES
----------

Signatures............................................................... 13

EXHIBIT INDEX
-------------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1997
                                (In thousands)



                       ASSETS                                                          September 30, 1997    December 31, 1996
                                                                                      --------------------  -------------------
                                                                                            (Unaudited)
CURRENT ASSETS
       Cash and cash equivalents                                                              $  2,619                 $  3,943
       Investments                                                                               4,134                    2,299
       Accounts receivable, net of Allowance for Doubtful Accounts                              12,009                   12,687
         of $313 and $845 at Sept 30, 1997 and Dec 31, 1996, respectively
       Inventories                                                                               3,480                    4,446
       Net Investment in Sales Type Leases (current portion)                                     2,886                    2,438
       Prepaid expenses/Other Assets                                                             1,016                      741
                                                                                      -----------------     --------------------
             Total current assets                                                               26,144                   26,554
                                                                                      -----------------     --------------------

PROPERTY, PLANT AND EQUIPMENT
       Leasehold improvements                                                                      630                      582
       Office furniture and fixtures                                                             6,778                    4,885
       Replacement parts                                                                        16,222                   11,542
       Equipment held for rental                                                                   733                    1,038
                                                                                      -----------------     --------------------
                                                                                                24,363                   18,047
       Less accumulated depreciation                                                            (9,603)                  (6,736)
                                                                                      -----------------     --------------------
             Total property, plant and equipment, net                                           14,760                   11,311
                                                                                      -----------------     --------------------

NET INVESTMENT IN SALES TYPE LEASES                                                             10,961                    8,545
                                                                                      -----------------     --------------------
       Less current portion

ORGANIZATION COSTS AND OTHER ASSETS                                                                166                       73
                                                                                      -----------------     --------------------

             Total assets                                                                     $ 52,031                 $ 46,483
                                                                                      =================     ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                                                       $  4,290                 $  2,583
       Accrued expenses                                                                          2,701                    3,259
       Accrued contract labor                                                                      408                      600
       Current maturities of obligations under capital leases,
             long-term debt and non-recourse notes payable                                       3,108                    2,644
       Deferred revenue                                                                          3,368                    2,722
                                                                                      -----------------     --------------------
                                                                                                13,875                   11,808
                                                                                      -----------------     --------------------

LONG-TERM DEBT AND OTHER LIABILITIES                                                             1,127                    1,725
                                                                                      -----------------     --------------------
NON-RECOURSE NOTES PAYABLE, net of current maturities                                            6,194                    4,455
                                                                                      -----------------     --------------------

STOCKHOLDERS' EQUITY
       Common stock                                                                                 81                       80
       Additional paid in capital                                                               27,812                   27,698
       Retained earnings                                                                         2,942                      717
                                                                                      -----------------     --------------------
                                                                                                30,835                   28,495
                                                                                      -----------------     --------------------

             Total liabilities and stockholders' equity                                       $ 52,031                 $ 46,483
                                                                                      =================     ====================

                                      P&L

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                 Three months ended                     Nine months ended
                                                                    September 30                           September 30
                                                         -----------------------------------     ---------------------------------
                                                              1997                1996               1997               1996
                                                         ---------------      --------------     -------------      --------------
Revenues:
     Services                                                   $ 9,187             $ 8,268          $ 28,008            $ 24,883
     Hardware                                                     5,232               6,624            19,216              20,735
                                                         ---------------      --------------     -------------      --------------
         Total revenues                                          14,419              14,892            47,224              45,618
                                                         ---------------      --------------     -------------      --------------

Direct costs:
     Services                                                     6,700               5,136            19,314              17,175
     Hardware                                                     3,331               4,669            12,745              14,483
                                                         ---------------      --------------     -------------      --------------
         Total direct costs                                      10,031               9,805            32,059              31,658
                                                         ---------------      --------------     -------------      --------------

Gross Margin:
     Services                                                     2,487               3,132             8,694               7,708
     Hardware                                                     1,901               1,955             6,471               6,252
                                                         ---------------      --------------     -------------      --------------
         Total gross margin                                       4,388               5,087            15,165              13,960
                                                         ---------------      --------------     -------------      --------------

Operating costs
     Selling and marketing                                        2,230               2,307             6,952               7,082
     Research and development                                       313                 364               942               1,248
     General and administrative                                   1,341                 999             3,736               3,211
     Non recurring expense from restructuring                         -                   -                 -                 244
                                                         ---------------      --------------     -------------      --------------
                                                                  3,884               3,670            11,630              11,785
                                                         ---------------      --------------     -------------      --------------

Operating income                                                    504               1,417             3,535               2,175

Interest (income) expense, net                                       (8)                 29                49                 256
                                                         ---------------      --------------     -------------      --------------

Income before taxes                                                 512               1,388             3,486               1,919

Provision for income taxes                                         (180)               (524)           (1,261)               (656)
                                                         ---------------      --------------     -------------      --------------

Net income                                                       $  332              $  864           $ 2,225             $ 1,263
                                                         ---------------      --------------     -------------      --------------

Net income per common share                                      $ 0.04              $ 0.10           $  0.27             $  0.15
                                                         ---------------      --------------     -------------      --------------

Weighted average common
     shares outstanding                                       8,472,620           8,338,863         8,375,173           8,338,863
                                                         ---------------      --------------     -------------      --------------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)




                                                                                     Nine Months Ended
                                                                                      September 30
                                                                              ------------------------------
                                                                                 1997              1996
                                                                              ------------     -------------
                                                                              (Unaudited)      (Unaudited)
Cash flows from operating activities
              Net income                                                           $2,225            $1,263
              Adjustments to reconcile net income to net cash
                provided by operating activities:
                          Depreciation and amortization                             2,893             2,384
                          Changes in operating assets and liabilities               3,159            (1,115)
                                                                              ------------     -------------
Net cash provided by operating activities                                           8,277             2,461

Cash Flows from investing activities
              Purchase of property and equipment                                   (6,316)           (4,359)
              Investment in sales type leases                                      (2,863)           (5,910)
              (Purchase of) Sale of Investments                                    (1,835)            9,152
              Purchase of Other Assets                                               (120)              (71)
                                                                              ------------     -------------
Net cash used in investing activities                                             (11,134)           (1,188)
                                                                              ------------     -------------

Cash flows from financing activities
              Borrowings under revolving credit facilities                             --             1,290
              Issuance (repayment) of Capital leases, long-term
                debt, and non-recourse notes payable                                1,418            (1,430)
              Issuances of Common Stock, net                                          115                25
                                                                              ------------     -------------
Net cash provided by (used in) financing activities                                 1,533              (115)
                                                                              ------------     -------------

Net (decrease) increase in cash and cash equivalents                               (1,324)            1,229

Cash and cash equivalents, beginning of period                                      3,943               565
                                                                              ------------     -------------

Cash and cash equivalents, end of period                                           $2,619            $1,794
                                                                              ============     =============

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)


1.    NATURE OF BUSINESS

      TechForce Corporation and subsidiaries (collectively, the "Company" and formerly TechForce, a Georgia general partnership) are engaged in the sale, design, on-site installation and maintenance, and support of computer and data communications networking equipment.

2.    BASIS OF FINANCIAL REPORTING

      The condensed consolidated financial statements at September 30, 1997 and for the three month and the nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3.    MAJOR CUSTOMERS

      During the quarters ended September 30, 1997, and September 30, 1996, the following customers individually accounted for more than 10% of the Company's revenue:

                                               Quarter Ended September 30, 1997    Quarter Ended September 30, 1996
                                               --------------------------------    --------------------------------
                                                Amount ($000)       Percentage       Amount ($000)      Percentage
                                               --------------------------------    --------------------------------
      Packard Bell Electronics, Inc.               $ 2,886             20%              $ 2,570             17%
      Federal Express                                N/A               N/A              $ 1,811             12%

      The loss of revenues from Packard Bell could have a material impact on the results of the operations of the Company in the near term.


4.    LEGAL MATTERS

      From time to time, the Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters will not have a material adverse effect on the Company's financial position at September 30, 1997 or results of operations for the nine months then ended.

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

      Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

------     ---------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company provides network support services focusing on mission critical technologies such as LAN/WAN internetworking, data networking, mainframe channel networking and workstation support. The Company's support solutions include network monitoring services, 7X24 diagnostic and technical support from the Technology Support Center in Clearwater, Florida, on-site maintenance, remote and on-site equipment software installation and network design on complex multi-vendor enterprise networks. The Company's maintenance contracts with customers range from one to five years. The Company also sells and leases various data network hardware supplied by other manufacturers, as well as its own channel extension hardware. Field service operations are conducted through a combination of the Company's field support personnel and a network of authorized service providers that are certified by the Company to provide local on-site repair or parts replacement services under the direction of the Company's Technical Support Center.

     Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Company's workstation support agreements. Revenues from product sales are recognized at the time of shipment. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments are recorded currently as revenues and the related costs of the equipment less the present value of any appropriate unguaranteed residual value are recorded as cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases for the three months ended September 30, 1997 and September 30, 1996, respectively were $0.7 million and $2.4 million. Interest income on sales-type leases totaled $0.1 million and $0.2 million for the three month periods ended September 30, 1997 and September 30, 1996, respectively.

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

     Revenues from Packard Bell represented 20% of total Company revenues for the three months ended September 30, 1997 as compared to 17% for the three months ended September 30, 1996. The call volume level for the three months ended September 30, 1997 may not be indicative of future call volumes due to changes made by Packard Bell in its end user product warranty.

     Packard Bell is invoiced monthly and payment is due 30 days after the invoice date. The Company typically receives payment from Packard Bell approximately 60 days after the billing date. In light of the substantial amount of the Company's total revenues that are attributable to Packard Bell, failure to receive payment in accordance with past practice under the Packard Bell contract could have a material adverse effect on the Company's cash flow.

     Revenues from FedEx decreased during the three and nine months ended September 30, 1997 as compared to the same periods in 1996 due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experiences a lower failure rate than the replaced technology. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Consequently, margins from the remaining repair business from FedEx decreased significantly as a result of the decreased volume of higher margin repair services. During the three months ended September 30, 1997 the Company discontinued its repair business for FedEx. Revenues and operating losses from this repair business for the three months ended September 30, 1997 were $144,000 and $(138,000), respectively, as compared to revenues and operating income for the three months ended September 30, 1996 of $1.2 million and $596,000 respectively. As of November 12, 1997 the Company continues to provide temporary labor to FedEx pursuant to a contract which terminated during the three months ended September 30, 1997. Although the Company has submitted a bid to FedEx to continue to provide these services, there can be no assurance that FedEx will renew its contract with the Company. Revenues from this contract were $0.4 million and $0.6 million for the three months ended September 30, 1997 and 1996, respectively and $1.2 million and $1.5 million for the nine months ended September 30, 1997 and 1996, respectively. Operating margins from this contract are below the Company's average margins. Management does not believe that the decline or discontinuation of revenues from this contract would have a material adverse effect on the Company's results of operations and financial condition.

     Continued growth of the Company's customer base and its services can be expected to continue to place a significant strain on its administrative, operational and financial resources. The Company's future performance and profitability will depend in part on its ability to continue to increase the number and productivity of its channels to market, to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in its business. Furthermore, although the Company has experienced rapid growth in total revenues and has previously been profitable, its limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company's revenue growth will continue in the future or that profitable operating results can be sustained.

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


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues. Total revenues decreased 3.5% from $14.9 million for the three months ended September 30, 1996 to $14.4 million for the three months ended September 30, 1997 due to decreased revenues from hardware sales and leasing activity and decreased repair service revenues from FedEx partially offset by increased enterprise network support and workstation support revenues.

     Service revenues. Revenues from services increased 11.1% from $8.3 million (55.5% of total revenues) for the three months ended September 30, 1996 to $9.2 million (63.7% of total revenues) for the three months ended September 30, 1997. This increase was attributable to increased service revenues associated with the Company's enterprise network support services and increased workstation support revenues partially offset by a decrease in revenue from services provided to FedEx. Revenues from enterprise network support services increased by 20.7% while revenues from workstation support increased by 50.2% and revenues from FedEx decreased by 70.7% for the three months ended September 30, 1997 as compared to revenues from these services for the three months ended September 30, 1996. Revenues from FedEx decreased due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experiences a lower failure rate than the replaced technology. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Consequently, margins from the remaining repair business from FedEx decreased significantly as a result of the decreased volume of higher margin repair services. During the three months ended September 30, 1997 the Company discontinued its repair business for FedEx. Revenues and operating losses from this repair business for the three months ended September 30, 1997 were $0.1 million and ($0.1) million, respectively, as compared to revenues and operating income for the three months ended September 30, 1996 of $1.2 million and $0.6 million respectively. For the three months ended September 30, 1997 as compared to the same period in 1996, the Company experienced a decrease in revenues from its proprietary channel extension support business in line with its previously stated expectations.

     Hardware revenues. Revenues from hardware products decreased 21.0% from $6.6 million (44.5% of total revenue) for the three months ended September 30, 1996 to $5.2 million (36.3% of total revenues) for the three months ended September 30, 1997 due to a decrease in the volume of lease activity. Hardware revenues included revenues from leasing activities of $2.4 million and $0.7 million for the three months ended September 30, 1996 and 1997, respectively.

     Cost of Service. Cost of service increased 30.5% from $5.1 million (62.1% of service revenues) for the three months ended September 30, 1996 to $6.7 million (72.9% of service revenues) for the three months ended September 30, 1997. This overall cost of service increase was unfavorably affected by the reduction in and discontinuation of FedEx repair business volumes and increased cost related to enterprise service delivery.

     Cost of Hardware. Cost of hardware decreased 28.7% from $4.7 million (70.5% of hardware revenues) for the three months ended September 30, 1996 to $3.3 million (63.7% of hardware revenue) for the three months ended September 30, 1997. This decrease was caused primarily by lower hardware revenues combined with improved hardware margins during the three months ended September 30, 1997.

     Gross Margin. Overall gross margin decreased 13.7% from $5.1 million (34.2% of total revenues) for the three months ended September 30, 1996 to $4.4 million (30.4% of total revenues) for the three months ended September 30, 1997. Gross margin on services decreased 20.6% from $3.1 million for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997, while decreasing as a percent of service revenues from 37.9% to 27.1% respectively, due primarily to the decrease in FedEx repair business discussed above. Gross margin on hardware revenues decreased 2.8% from $2.0 million for the three months ended September 30, 1996 to $1.9 million for the three months ended September 30, 1997. This decrease was caused primarily by decreased hardware revenues partially offset by improved margins from sales of hardware during the three months ended September 30, 1997. Hardware margins as a percentage of hardware revenues increased from 29.5% for the three months ended September 30, 1996 to 36.3% for the three months ended September 30, 1997 primarily as a result of these factors. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to price competition.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 3.3% from $2.3 million (15.5% of total revenues) for the three months ended September 30, 1996 to $2.2 million (15.5% of total revenues) for the three months ended September 30, 1997. This decrease is in line with decreased total revenues and was favorably affected by selling cost improvements initiated by the Company for 1997.

     Research and Development Expenses. Research and development expenses decreased 14.0% from $0.4 million (2.4% of total revenues) for the three months ended September 30, 1996 to $0.3 million (2.2% of total revenues) for the three months ended September 30, 1997 primarily due to internal business systems support expenses now being reported together with general and administrative expenses.

     General and Administrative Expenses. General and administrative expenses increased 34.2% from $1.0 million for the three months ended September 30, 1996 to $1.3 million for the three months ended September 30, 1997. This increase included internal business systems support expenses reported together with general and administrative expenses for the 1997 period.

     Operating Income. Operating income decreased 64.4% from $1.4 million (9.5% of total revenues) for the three months ended September 30, 1996 to $0.5 million (3.5% of total revenues) for the three months ended September 30, 1997 as a result of the factors listed above.

     Interest (Income) Expense, Net. Net interest expense totaled $29,000 for the three months ended September 30, 1996, resulting from interest on the company's line of credit. Net interest income totaled $8,000 for the three months ended September 30, 1997, due to an increased average investment balance and no outstanding balance on the line of credit.

     Income Taxes. The Company's effective income tax rate was 35.2% for the three months ended September 30, 1997, as compared to a 37.8% effective income tax rate for the three months ended September 30, 1996. The lower rate for 1997 was principally the result of higher non-taxable interest income and a prior year income tax refund.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues. Total revenues increased 3.5% from $45.6 million for the nine months ended September 30, 1996 to $47.2 million for the nine months ended September 30, 1997 due to increased revenues from enterprise network support and workstation support revenues partially offset by a decrease in hardware revenues and service revenues from FedEx.

     Service revenues. Revenues from services increased 12.6% from $24.9 million (54.5% of total revenues) for the nine months ended September 30, 1996 to $28.0 million (59.3% of total revenues) for the nine months ended September 30, 1997. This increase was attributable to increased service revenues associated with the Company's enterprise network support services and increased workstation support revenues offset by a decrease in revenue from services provided to FedEx. Revenues from enterprise network support services partially increased by 24.5% while revenues from FedEx decreased by 44.3% and revenues from workstation support increased by 28.2% for the nine months ended September 30, 1997 as compared to revenues from these services for the nine months ended September 30, 1996. Revenues from FedEx decreased due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experiences a lower failure rate than the old replaced technology. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Consequently, margins from the remaining repair business from FedEx decreased significantly as a result of the decreased volume of higher margin repair services. During the third quarter the Company discontinued its repair business for FedEx. Revenues and operating income from this repair business for the nine months ended September 30, 1997 were $1.6 million and $0.1 million, respectively, as compared to revenues and operating income for the nine months ended September 30, 1996 of $3.5 million and $1.7 million, respectively. For the nine months ended September 30, 1997 as compared to the same period in 1996, the Company experienced a decrease in revenues from its proprietary channel extension support business in line with its previously stated expectations.

     Hardware revenues. Revenues from hardware decreased 7.3% from $20.7 million for the nine months ended September 30, 1996 (45.5% of total revenue) to $19.2 million for the nine months ended September 30, 1997 (40.7% of total revenues). Hardware revenues included revenues from leasing activities of $9.6 million and $5.1 million for the nine months ended September 30, 1996 and September 30, 1997, respectively.

     Cost of Service. Cost of service increased 12.5% from $17.2 million (69.0% of service revenues) for the nine months ended September 30, 1996 to $19.3 million (69.0% of service revenues) for the nine months ended September 30, 1997 due to increased service revenues.

     Cost of Hardware. Cost of hardware decreased 12.0% from $14.5 million (69.8% of hardware revenues) for the nine months ended September 30, 1996 to $12.7 million (66.3% of hardware revenue) for the nine months ended September 30, 1997. This decrease was caused primarily by lower hardware revenues and lower than average costs associated with the sales of used equipment which yielded higher margins during the nine months ended September 30, 1997.

     Gross Margin. Overall gross margin increased 8.6% from $14.0 million (30.6% of total revenues) for the nine months ended September 30, 1996 to $15.2 million (32.1% of total revenues) for the nine months ended September 30, 1997. Gross margin on services increased 12.8% from $7.7 million for the nine months ended September 30, 1996 to $8.7 million for the nine months ended September 30, 1997, while remaining constant as a percent of service revenue at 31.0%. Gross margin on hardware revenues increased 3.5% from $6.3 million for the nine months ended September 30, 1996 to $6.5 million for the nine months ended September 30, 1997. This increase was caused primarily by increased revenues and margins from sales of used equipment. Hardware margins as a percentage of hardware revenues increased from 30.2% for the nine months ended September 30, 1996 to 33.7% for the nine months ended September 30, 1997 primarily as a result of these factors. The Company has experienced competitive pressure on new resale hardware margins and anticipates continued pressure due to price competition.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 1.8% from $7.1 million (15.5% of total revenues) for the nine months ended September 30, 1996 to $7.0 million (14.7% of total revenues) for the nine months ended September 30, 1997. This decrease reflects selling cost improvements initiated by the Company for 1997.

     Research and Development Expenses. Research and development expenses decreased 24.5% from $1.3 million (2.7% of total revenues) for the nine months ended September 30, 1996 to $1.0 million (2.0% of total revenues) for the nine months ended September 30, 1997 primarily due to internal business systems support expenses now being reported together with general and administrative expenses.

     General and Administrative Expenses. General and administrative expenses increased 16.4% from $3.2 million (7.0% of total revenues) for the nine months ended September 30, 1996 to $3.7 million (7.9% of total revenues) for the nine months ended September 30, 1997. This increase included business systems support expenses reported together with general and administrative expenses for the 1997 period.

     Non recurring expenses. Non recurring restructuring expenses were $0.2 million for the nine months ended September 30, 1996. The Company incurred no such expenses for the nine months ended September 30, 1997.

     Operating Income. Operating income increased 62.5% from $2.2 million (4.8% of total revenues) for the nine months ended September 30, 1996 to $3.5 million (7.5% of total revenues) for the nine months ended September 30, 1997 as a result of the factors listed above.

     Interest (Income) Expense, Net. Net interest expense decreased from $256,000 for the nine months ended September 30, 1996 to $49,000, for the nine months ended September 30, 1997, due primarily to lower interest expense on the Company's reduced use of its line of credit combined with increased interest income on higher average investments.

     Income Taxes. The Company's effective income tax rate was 36.2% for the nine months ended September 30, 1997, as compared to 34.2% in the same period of the prior fiscal year. The lower 1996 rate was principally the result of higher non-taxable interest income as a percentage of pre-tax income.

Liquidity and Capital Resources

     The Company's operating activities provided cash of $2.5 million and $8.3 million for the nine months ended September 30, 1996 and 1997, respectively. Cash provided by operating activities for the 1996 period was primarily due to net income before depreciation and amortization, decreases in accounts receivable and increases in deferred revenue offset by increases in inventory and other current assets. Cash provided by operating activities for the 1997 period was primarily due to income before depreciation and amortization, increases in accounts payable and deferred revenue and reductions in accounts receivable and inventory.

     The Company's investing activities used cash of $1.2 million and $11.1 million for the nine months ended September 30, 1996 and 1997, respectively. Cash used by the Company's investing activities for the 1996 period related to the sale of investments, offset by the purchase of property and equipment as well as increases in investment of sales-type leases. Cash used in the Company's investing activities for the 1997 period resulted from the purchase of investments, property, and equipment, as well as increases in investment of sales-type leases.

     Financing activities used cash of $0.1 million for the nine months ended September 30, 1996 for the repayment of long term debt partially offset by cash provided by net new short term revolving credit facility borrowings. Financing activities provided cash of $1.5 million for the nine months ended September 30, 1997, primarily due to the issuance of non-recourse notes payable for discounted leases, and the issuance of common stock under the Employee Stock Purchase Plan.

     The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts and lease receivables. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 7.13% to 7.19% during the three months ended September 30, 1997, and was 7.16% as of September 30, 1997. As of September 30, 1997, the Company had no outstanding balance under the line of credit and approximately $7.8 million was available for borrowing thereunder based upon the Company's qualifying accounts receivables. The Company intends to use its borrowing capacity under the line of credit on a limited basis primarily for working capital requirements. The credit facility expires in September 1998. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

     The Company believes that leasing provides a key competitive advantage in the sale of long term support agreements. In addition, the Company views leasing as a source of low cost future replacement spares inventories which can be deployed to reduce future capital commitments for enterprise network support contracts. As of September 30, 1997, the Company's investment in capital leases included $8.7 million of leases which had been discounted via non-recourse notes payable to banks. An additional $7.2 million represented undiscounted leases, a portion of which the Company expects to discount in the near future. This leasing activity places demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions.

     The Company intends to relocate its joint corporate headquarters and operations facility to a new location in the first quarter of 1998. In conjunction with this move, the company has committed to a 60 month premise lease in Clearwater, Florida, and anticipates total capital expenditures for tenant improvements, furniture, and equipment of approximately $1.0 million. The Company does not currently have any other material commitments for capital expenditures.

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

Item 3.    Defaults Upon Senior Securities
           Not Applicable.

Item 4.    Submission of Matters to a Vote of Shareholders
           Not Applicable.

Item 5.    Other Information
           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibit No.    Description
                 -----------    -----------

                  10.1 Transfer of Federal Express Services Agreement, dated as of September 26, 1997, by and between TechForce Corporation and ATS Telephone & Data Systems, Inc.

                  10.2 Premise Lease, dated March 12, 1997, with addendum dated September 30, 1997, by and between TechForce Corporation and Pinellas Bay Vista Partners, Ltd.

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


                                    TECHFORCE CORPORATION



     Date:  November 13, 1997       /s/ Jerrel W. Kee
                                    ------------------------
                                    Jerrel W. Kee
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.
-----------

10.1 Transfer of Federal Express Services Agreement, dated as of September 26, 1997, by and between TechForce Corporation and ATS Telephone & Data Systems, Inc.

10.2 Premise Lease, dated March 12, 1997, with addendum dated September 30, 1997, by and between TechForce Corporation and Pinellas Bay Vista Partners, Ltd.

11.1 TechForce Corporation and Subsidiaries Computation of Earnings Per Share of Common Stock.

27                           Summary Financial Data