Form 10-K405
period 1997-12-31
TECHFORCE CORP
filed 1998-03-31
CIK 920992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
   OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM       TO

                         Commission file number 0-27204

                            ------------------------

                             TECHFORCE CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   GEORGIA                                      58-2082077
          (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                          IDENTIFICATION NUMBER)

                5741 RIO VISTA DRIVE, CLEARWATER, FLORIDA 33760
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (813) 533-3600
                 (REGISTRANT'S TELEPHONE, INCLUDING AREA CODE)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on MARCH 19, 1998 was $77,737,626. There were 8,129,426 shares of Common Stock outstanding as of MARCH 19, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20,1998 are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TECHFORCE CORPORATION

                           ANNUAL REPORT ON FORM 10K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

  ITEM                                                                                                       PAGE
 NUMBER                                                                                                     NUMBER
---------                                                                                                  ---------
                                                       PART I

1.         Business......................................................................................  1-9
2.         Properties....................................................................................  9
3.         Legal Proceedings.............................................................................  10
4.         Submission of Matters to a Vote of Security Holders...........................................  10

                                                      PART II

5.         Market for Registrant's Common Equity and Related Stockholder Matters.........................  10
6.         Selected Financial Data.......................................................................  11
7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.........  12-21
8.         Financial Statements and Supplementary Data...................................................  21
9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  21

                                                      PART III

10.        Directors and Executive Officers of the Registrant............................................  21
11.        Executive Compensation........................................................................  21
12.        Security Ownership of Certain Beneficial Owners and Management................................  22
13.        Certain Relationships and Related Transactions................................................  22

                                                      PART IV

14.        Exhibits, Financial Statements, Schedules, and Reports on Form 8-K............................  22
           SIGNATURES....................................................................................  27
           INDEX OF FINANCIAL STATEMENTS.................................................................  28
           INDEX OF EXHIBITS.............................................................................  E-1

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS' -- SAFE HARBOR STATEMENT."

                                     PART I

ITEM 1. BUSINESS

GENERAL

    TechForce Corporation ("TechForce" or the "Company") provides multi-vendor network life cycle support services to corporate clients and manufacturers, and customer PC support services to carriers, service providers, integrators and manufacturers of personal computers and peripherals, networking on a selective basis. The Company supports complex multi-vendor enterprise-wide networks, by combining IBM internetworking, LAN/WAN internetworking, and PC support capabilities. The Company's services range from consulting, network management, integration, and maintenance for corporate clients and manufacturers, to custom PC support services to retailers, service providers, integrators, and manufacturers of personal computers and peripherals, and networking equipment on a selective outsourcing basis. The Company also sells data networking equipment as a part of its integrated support solutions, which serves as a base for additional long-term support agreements. In 1997, the Company introduced additional strategic offerings, complementary to its existing network management offering. The offerings, now branded under the TechCare-SM- name, encompass complete life cycle support solutions, including consulting, proactive network management, integration (installation, staging, and project management), and maintenance.

    The Company provides enterprise networking, IBM internetworking, and custom PC support services from its Customer Support Centers in Clearwater, Florida and Atlanta, Georgia. For problems that cannot be resolved remotely, the Company dispatches its own customer support representatives, as well as non-employee contract personnel located in the United States, Canada, and the United Kingdom. The Company manages its support service business to deliver high-quality, timely and reliable service by centralizing service management and logistics functions and deploying remote resources to meet end-user customer needs. Through its logistics management and repair facility in Memphis, Tennessee, the Company ships and repairs equipment for customers nationwide. TechForce also supports customers in Canada from its facilities in Toronto and Quebec, and customers in the European marketplace from its facility in the United Kingdom.

    TechForce was organized in 1991 as a Georgia general partnership. In March 1994, all of the partnership's assets were contributed to, and all of its liabilities were assumed by, the Company. In December 1995, the Company completed a public offering of 3,100,000 shares of its Common Stock and the Common Stock began trading on the Nasdaq National Market System.

MARKET OPPORTUNITY

    The expansion of the traditional network boundaries of corporate America has created tremendous support and logistics burdens. Communication in today's business environment requires an elaborate collection of technologies and services supplied by numerous vendors. Driven by significant technological advances, continuous changes in customer requirements are creating numerous market opportunities in the enterprise networking arena.

    TechForce views its main market opportunities as (i) corporate end users -- enterprise networking customers and those integrating mainframe and open system architectures -- that are outsourcing or outtasking multivendor network support and management to third parties, such as systems/network integrators, and (ii) PC manufacturers, retailers, and extended warranty providers requiring custom PC support services.

    SELECTIVE OUTSOURCING OF ENTERPRISE NETWORK SUPPORT. According to an April 1997 report by International Data Corporation, network support contract spending is estimated to grow to approximately $5.99 billion by the year 2001. As networks become more complex and a greater level of expertise is needed to optimize network performance and resolve problems, companies are finding a greater need to outsource support. The IBM SNA networking environment continues to be a sizable opportunity. Many customers who have invested in applications built on SNA are looking to migrate these applications to client/server IP networks, providing access to the mainframe from any workstation anywhere in the world. International Data Corporation concluded in its April 1997 report that end users are looking to resellers, VARs, and systems and network integrators to not only provide products but also the services that enable the customer to use and maintain the network.

    CUSTOM PC SUPPORT SERVICES. Computer retailers are increasingly focusing on the sale of in-home extended warranty agreements. Additionally, the expansion of the corporate network into the small office/ home office (SOHO) arena is creating opportunities for custom service providers to offer flexible support solutions to meet customers' growing needs.

TECHFORCE'S STRATEGY

    TechForce understands the need for companies to keep their networks operating at peak performance; so as the market continues to expand, TechForce is positioning itself to take advantage of these emerging opportunities.

    LEVERAGE LAN/WAN INTERNETWORKING AND SNA IBM NETWORKING EXPERTISE. With its diverse knowledge and expertise, TechForce has complemented its existing portfolio of network management services with professional consulting services for LAN/WAN and SNA network design and simulation. Now, under the brand name TechCare-SM-, TechForce provides complete end-to-end services to support the needs of customers at every point in the life cycle of their network. With expertise in both mission-critical LAN/ WAN internetworking and SNA environments, TechForce facilitates migration of SNA applications to client/server IP networks. This niche expertise gives TechForce additional opportunities to offer other life cycle support services and expand its customer base. TechForce meets the needs of its customers by delivering end-to-end network solutions -- services and products for LAN/WAN internetworking, IBM internetworking, and custom PC support services. Through its distribution channels of resellers, VARs, and systems/network integrators, TechForce provides a complete portfolio of network support services. TechForce also offers attractive leasing programs.

    CUSTOM PC SUPPORT SERVICES. TechForce is continuing to establish service partnerships with retailers, PC manufacturers, and extended warranty providers. The Company's efforts to secure new business are supported by leveraging its variable cost delivery infrastructure.

    OTHER. In 1997, TechForce announced its decision to exit the Federal Express (FedEx) repair business. FedEx, the Company's only depot repair customer, introduced improved technology that resulted in significantly reduced levels of repair activity required from TechForce. The remaining repair service business was not deemed critical to the Company's core business strategy of providing enterprise networking and workstation support services.

    In April 1997, TechForce acquired SCANmanager, the network management business unit previously a part of U.B. Networks, Inc. (Newbridge) to establish an additional Customer Support Center in Atlanta, Georgia, strengthening its ability to remotely monitor customer networks and to provide network management backup capabilities.

    CERTAIN RISK FACTORS. Continued growth of the Company's customer base and its services can be expected to continue to place a significant strain on its administrative, operational, and financial resources. The Company's future performance and profitability will depend in part on its ability to continue to increase the number and productivity of its channels to market, to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in its business. Furthermore, although the Company has experienced rapid growth in total revenues and has previously been profitable, its limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company's revenue growth will continue in the future or that profitable operating results can be sustained. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the other cautionary statements included elsewhere herein.

THE TECHFORCE SOLUTION

    TechForce, with in-depth experience in both IBM internetworks and LAN/WAN internetworks, is equipped to help organizations meet their networking and information technology management challenges. TechForce's strategic focus on enterprise networking has produced a broad portfolio of multivendor support services which were branded in 1997 under the mark "TechCare-SM-." The brand name enables the Company to market its package of services to become increasingly recognizable in the industry. The Company provides its networking services from its Customer Support Centers, in Clearwater, Florida, and Atlanta, Georgia, to customers throughout the US, Canada, and the United Kingdom. TechForce network life cycle support services include:

    - TechCare-SM- Consulting

       --  Network Design

       --  Network Simulation

    - TechCare-SM- Network Management

       --  Fault Management

       --  Configuration Management

       --  Performance Management

    - TechCare-SM- Integration

       --  Project Management

       --  Staging

       --  Installation

    - TechCare-SM- Maintenance

       --  7x24 Remote Diagnosis and Technical Support

       --  Onsite Maintenance

       --  Depot (Advanced Replacement)

    On-site services are delivered by a network of authorized field support providers which are strategically located across the US, Canada, and the United Kingdom. This network of field support providers enables the Company to dispatch customer support representatives with skills to match customers' support requirements.

    The Company supports, markets, and sells a variety of new and used networking technologies from a number of leading manufacturers including:

    - Internetworking Technologies:

       --  Routers

       --  Hubs

       --  Switches

       --  Frame Relay Access Devices

    - Network Access:

       --  DSU's, CSU's, Modems, ISDN Terminal Adapters

       --  Multiplexers, Inverse Multiplexers, Bandwidth Controllers

    - Channel Networking Controllers

       --  Pixnet-XL Channel Extenders

       --  OEM Channel Extension Systems

       --  Channel Interface Processors (CIP)

    TechForce continues to form strategic support and resale relationships with best-in-class manufacturers to provide the best available support and products to its corporate customers. Some of these manufacturers include Cisco Systems, Inc., Paradyne, Computerm Corporation, Ascend, Sync Research, Adtran, Micom, TxPort, Premisys, Tellabs, Larscom, LanOptics, AT&T, Magnalink, and IBM. These relationships provide TechForce access to the manufacturer's technical and engineering resources thereby allowing the Company to better support its customers.

    Leveraging its Cisco Channel Interface Processor (CIP) certification and SNA IBM expertise, TechForce continues to sell and support the Cisco's CIP. In 1997, TechForce became a Cisco Gold Certified Support Partner in the United States. These distinctions place TechForce in an elite class of support providers for Cisco products. In 1997, TechForce acquired the SCANmanager business from U.B. Networks, Inc. to provide the Company with complementary skills, a TechCare-SM-Customer Support Center back-up site, and additional resources to provide proactive network management services.

    The Company leverages its centralized shipping to deliver equipment, parts, or complete units almost anywhere in the US.

SERVICES

    The Company provides a wide-variety of network life cycle support services branded under the TechCare-SM- name, including consulting services (network design and simulation), network management (fault, configuration, and performance management), integration (project management, staging, and installation), and maintenance (remote, on-site, and depot). The Company also sells and leases equipment to its customers as part of its integrated services solution. These services are further described below.

TECHCARE-SM- CONSULTING (NETWORK DESIGN & SIMULATION)

    NETWORK DESIGN. TechForce works with corporate clients in designing integrated networks comprised of multi-protocol routers, access devices such as digital server units ("DSUs"), channel service units ("CSUs"), modems and frame-relay access devices, multiplexers, switches and network hubs. Design services facilitate the Company's sale and ongoing support of networking products and assist customers in implementing complex networks.

    TECHCARE-SM- NETWORK SIMULATION. The Company simulates customers' existing networks, by using sophisticated simulation tools to test the effects of adding new sites to existing network infrastructure before buying equipment and deploying personnel to implement the change. TechForce consultants can pinpoint response time bottlenecks in the client, server, and network environment, as well as predict the effects of application performance and response time for end-users on the network.

    TECHCARE-SM- NETWORK MANAGEMENT. Companies looking beyond the realm of network maintenance to proactive network management are turning to third parties like TechForce for expert, highly reliable, affordable network diagnostic, monitoring and fault management services. By serving as a single point of contact for customer's multivendor network, TechForce's team of network engineers can help customers increase availability and improve performance.

    FAULT MANAGEMENT. The Company offers proactive fault detection and problem resolution. If a TechForce TechCare-SM- engineer detects an on-site hardware failure, TechForce will dispatch its own field engineer, or will work on the customer's behalf with their telecommunications or other service provider to ensure that any problems are quickly resolved.

    CONFIGURATION MANAGEMENT. TechForce's configuration management service captures customer network configurations electronically, on a daily basis. This service is performed by an experienced TechCare-SM- engineer using sophisticated tools and customized network management platforms. The TechCare-SM- engineer also proactively verifies the integrity of the configuration, and should a discrepancy occur, creates a resolution process and archives the corrected configurations. If the customer experiences downtime and a loss of their current configuration, TechCare-SM- engineers will quickly download their most recent configuration.

    PERFORMANCE MANAGEMENT. TechForce's performance management service is proactive protection through continual and proactive performance analysis of a customer's network by TechForce's team of network engineers. TechForce engineers baseline the customer's current network and deliver on-going analysis trends and causes. By observing activity and reporting trends, TechForce's engineers are able to resolve potential problems before they occur. TechForce also provides customers with written recommendations for enhancing their current network performance levels to keep it in top shape.

    TECHCARE-SM- INTEGRATION (PROJECT MANAGEMENT, STAGING AND INSTALLATION).

    PROJECT MANAGEMENT. TechForce's project management services are designed to assist customers in the deployment of large complex networks across multiple sites. A TechForce project manager serves as a single point of contact with the customer and other vendors in all aspects of the project to ensure a successful implementation.

    STAGING. To ensure timely and complete on-site installation, TechForce provides optional staging services to complement the installation process. The Company assembles various hardware components, including chassis, network cards, cables and software, representing multiple discrete products. Complete hardware and software configurations are integrated and tested prior to repackaging and shipment to the customer's location for installation.

    INSTALLATION. The Company provides on-site installation for products it sells and supports, ranging from a single stand-alone unit or DSU to complex nationwide networks involving multiple products at each site. When customers contract with TechForce for installation serves, a service technician will travel to the customer's site to set up the customer's equipment. The on-site technician also works in concert with a technician at TechForce's Customer Support Center, who dials into customer's devices to assure end-to-end connectivity.

    TECHCARE-SM- MAINTENANCE. TechForce's TechCare-SM- multivendor maintenance services deliver a complete range of options to meet customer's specific requirements and budget constraints.

    REMOTE, ON-LINE DIAGNOSTIC AND NETWORKING SUPPORT. The Company provides remote telephone support for end-users of networking equipment and PCs who require sophisticated and timely maintenance and support services. The Company offers such support on a seven days a week, 24 hours a day ("7 x 24"), toll-free basis from its Customer Support Centers in Clearwater, Florida and Atlanta, Georgia.

TechForce utilizes on-line problem resolution tools and emphasizes rapid service restoration. The Company's ability to access its customers' systems from a centralized location and resolve most problems while on-line reduces the Company's costs and saves the customer the delay of an on-site visit. The Company's technical support personnel use a variety of proprietary and standards-based tools to troubleshoot and resolve customer problems on a remote basis.

    ON-SITE MAINTENANCE. TechForce supports a wide-variety of networking products and PCs at customer locations nationwide. For customers requiring rapid repair of critical networking hardware, the Company offers two-hour and four-hour on-site service response time on a 7 x 24 basis. Certain complex, mission-critical products such as routers, multiplexers and channel extenders require this level of service. Next-day service is provided for cases in which an outage will not severely impact the customer's operations. Certain networking products such as modems used for remote diagnostics can also often be serviced on a next-day basis.

    NEXT DAY REPLACEMENT. The Company offers next day replacement with or without an on-site field engineer as a more cost effective way to effect equipment repairs. As part of the offering, TechForce provides 7 x 24 remote telephone support and advanced parts shipped to arrive the next business day. Customers can also contact on-site support. The Company's depot repair capabilities, coupled with its centralized parts and logistics management, allows it to offer end-users and manufacturers next-day replacement service coupled with cost effective repair.

    EQUIPMENT SALES AND LEASING. To facilitate the sale of networking support agreements, the Company offers a variety of new and refurbished products to its customers on a purchase, lease or short-term rental basis. This capability also enables the Company to provide a total, integrated customer solution including support and products and permits it to establish strategic reseller relationships with product manufacturers that enhance the Company's overall support capabilities. In addition, the Company's leasing capability often allows it to establish a relationship with a customer that facilitates continued support and equipment revenues over a longer term than a typical purchase transaction.

PRODUCTS OFFERED

    The Company sells a variety of products to provide a total integrated network solution from the mainframe channel to the desktop. The Company's proprietary channel extension technology, Pixnet-XL, allows mainframe users to place peripherals, such as high-speed printers, check sorters and tape drives that would normally be limited to distances within 400 feet of the mainframe, virtually anywhere in the world. The Pixnet-XL channel extender accomplishes this over a variety of communications facilities ranging from satellites to standard telephone lines.

    For mainframe SNA users migrating to multi-protocol, open-systems networks, the Company features Cisco routers with a channel interface processor that provides high-speed mainframe access for end-users. In addition to Cisco routers and other internetworking products, the Company sells traditional data communications products including multiplexers, inverse multiplexers and a variety of network access devices including DSUs, CSUs, modems, frame relay access devices and ISDN inverse multiplexers. The Company also offers intelligent hubs and switches for local area networks.

    The Company also sells refurbished products, particularly in the data communications products area. Refurbished products coupled with integrated services often provide attractive, low-cost solutions for end-users.

OPERATIONS

    CUSTOMER SUPPORT CENTERS. The Company's Customer Support Centers, located in Clearwater, Florida and Atlanta, Georgia, provide customers with toll-free access to 7 x 24 technical support. The Company dispatches customer support technicians and other on-site service providers from the Customer Support Centers. The Centers, coupled with field network consultants, also provide the traditional remote and on-site maintenance and installation services, staging services and a portfolio of professional services including consulting, proactive network management, project management, and customer education and training.

    LOGISTICS MANAGEMENT AND REPAIR CENTER. TechForce provides logistics management, manufacturing, component and sub-assembly system repair and advance replacement/disaster recovery services for mission-critical equipment, including networking products, computer devices and peripherals at its Logistics Management and Repair Center in Memphis, Tennessee. Upon request, the Company ships replacement parts to its customers as soon as a diagnosis by customer support engineers or customer personnel determines a replacement part is necessary.

    CUSTOM PC SUPPORT SERVICES. The Company's PC support business delivers high-quality, timely and reliable service by centralizing service management and logistics functions and deploying remote resources to meet the needs of manufacturers' and retailers' warranty and extended warranty repair needs. Centrally located TechForce operators review trouble notices sent to the Company from these vendors. TechForce's operators then contact the vendor's customer to coordinate the two elements of the service call: parts and field service. Once a service appointment has been scheduled, a pre-configured parts package specific to the apparent problem is sent directly to the appropriate field technicians. At the same time, the Company's dispatchers schedule a technician to make the repairs. After making the repairs, the technican ships the defective parts and any good parts not used back to the Company. Repairs are thus performed quickly, and with minimal service interruption for the end-user. The Company centrally manages PC parts inventories. Parts required for next-day service can be shipped until approximately 11:00 p.m. Central Time.

    Management believes these innovations enable TechForce to deliver high-quality services while maintaining an efficient infrastructure. Field technician services are often outsourced on a per call basis, minimizing the risk of the build-up of fixed costs. Inventory levels are minimized and more controllable at the central site. Overnight delivery and central dispatching minimize technician downtime and confusion over the correct parts for a given problem. The Company is therefore able to offer customers premium, cost effective services at affordable prices.

CUSTOMERS

    The Company has over 1,000 customers in the United States, Canada and the United Kingdom. The Company's customers include corporate clients, PC retailers and warranty service providers and networking equipment manufacturers, telecommunications carriers and integrators. Corporate clients require integrated support solutions and networking products and services for local area networks, wide-area networks and channel extenders; workstation and networking equipment manufacturers require rapid cost effective parts movement, remote diagnostics and support, quick turnaround repair and replacement and on-site field service; and telecommunications carriers and integrators require both integrated and specialized support solutions. The Company's two largest customers were Packard Bell, which accounted for approximately $17.5 million (35.5% of total revenues) for 1995, $12.5 million (19.7% of total revenues) for 1996, and $10.8 million (16.6% of total revenues) for 1997; and FedEx, which accounted for approximately $5.7 million (11.5% of total revenues) for 1995, $6.9 million (10.9% of total revenues) for 1996, and $3.1 million (4.8% of total revenues) for 1997.

STRATEGIC RELATIONSHIPS

    The Company has formed relationships with a variety of companies, including Packard Bell, Paradyne, Cisco, Choice Logistics and various third party field service providers, that benefit the Company.

    PACKARD BELL. Since 1992, the Company has provided to Packard Bell in-home warranty maintenance, including technical support, on-site and depot repair and on-site call management, for Packard Bell PC users. Service is dispatched centrally from the Company's Technology Support Center and parts are shipped from the Company's Logistics Management and Repair Center in Memphis, Tennessee. The

Company's contract with Packard Bell renews for an additional one-year period on November 1, unless earlier terminated by either party upon a 90 day written notice. Although there can be no assurance, management believes that the agreement will be renewed. The Company typically receives payment from Packard Bell approximately 60 days after the billing date. Management believes that these payment practices will continue for the foreseeable future. In light of the amount of the Company's total revenues that are attributable to Packard Bell, failure to receive payment in accordance with past practice under the Packard Bell contract could have a material adverse effect on the Company's cash flow.

    PARADYNE CORPORATION (FORMERLY AT&T PARADYNE). Since July 1, 1994, TechForce has resold Paradyne Corporation access products, including DSUs, modems and multiplexers, on an individual basis or as part of an integrated network solution. TechForce also supports these products, although support is outside the scope of its agreement with Paradyne. The agreement with Paradyne Corporation expires on March 31, 1998 and automatically renews for successive one year periods. Either party may terminate the agreement without cause on 60 days' prior written notice.

    CISCO SYSTEMS, INC. In June 1995, the Company entered into a reseller agreement with Cisco to resell and provide support for Cisco's entire line of products throughout North America. TechForce features Cisco internetworking products as part of its integrated network solution and supports Cisco's Channel Interface Processor, which provides high-speed network access to the IBM and IBM compatible mainframe channel. The current agreement expires on February 1, 1999 and it may be terminated by either party upon 30 days' prior written notice. Although there can be no assurance, management believes that the agreement will be renewed for a subsequent one your term.

    FIELD SERVICE RELATIONSHIPS. Since January 1, 1995, the Company has subcontracted a substantial portion of its field service for its channel extension products to IBM, with IBM dispatching its employees to perform the required field service. Since 1992 and prior to 1996 the Company had also subcontracted a large portion of its Packard Bell field service to FedEx. Under this contract, the Company referred its Packard Bell field service calls to FedEx, with FedEx dispatching its employees to perform the required field service. These relationships enabled the Company to meet demand fluctuations while giving IBM and FedEx the opportunity to increase revenue from their existing field service organizations. Early in the third quarter of 1995, the Company implemented a program to establish a network of local authorized service providers ("ASPs") with whom it contracted for PC field repair services. The Company currently has contracts with approximately 100 ASPs to provide custom PC field services. ASPs range in size from small businesses covering a limited geographic area to larger regional companies covering several cities. In 1997, the Company initiated a program to certify a number of ASPs to provide enterprise networking support. Subsequently, the Company has eliminated its reliance on FedEx for Packard Bell field calls and currently provides for all PC repair field calls via its network of ASPs. The Company has also substantially reduced its reliance on IBM for Enterprise calls.

    CHOICE LOGISTICS (FORMERLY LOGISTECHS). The Company contracts with Choice Logistics, which focuses on rapid local delivery and logistics support, to provide repair parts warehousing and delivery services. This enables the Company to meet its customers' mission-critical response requirements on a cost-effective basis. The Company's contract renews for an additional one-year period every December 31, unless earlier terminated by either party upon 90 days written. Management believes that the agreement will be renewed.

SALES AND MARKETING

    As of December 31, 1997 the Company's sales organization consisted of 51 direct sales and sales support personnel located in the United States, Canada and the United Kingdom. The Company's sales force has an average of over 15 years of experience in the sale of networking products and support services. The Company operates in four primary sales channels: (i) direct "end-user" sales, which provide integrated support and equipment solutions to large corporate accounts; (ii) sales to manufacturers and integrators that provide support solutions; (iii) indirect sales, which provide channel networking and other networking support equipment and equipment solutions to "end users"; and (iv) international sales, which provide channel networking and other networking support and equipment solutions to corporate clients and distributor partners. The Company relies primarily on direct sales, but uses other channels, including, in addition to those listed above, agents with particular customer or geographic specialties and subcontractor relationships with systems integrators and prime contractors.

COMPETITION

    While many companies provide support services to users and manufacturers of electronic data communication equipment, management believes no one company is dominant. Management believes competition is based primarily on service quality, reliability, responsiveness and convenience and to a lesser extent on price. Management believes the Company competes with three types of service providers:
(i) equipment vendors and manufacturers; (ii) VARs and distributors with repair capabilities; and (iii) third party service providers. Many of these competitors, particularly vendors and manufacturers, have longer operating histories; greater financial, technical, sales, marketing and other resources; greater name recognition; more extensive distribution and sales networks; and a larger, more established customer base than the Company.

EMPLOYEES

    As of December 31, 1997, the Company had 361 employees, of whom 301 were full-time employees, 42 were full-time contract employees and 18 were temporary or part-time employees. The Company also uses a significant number of contract personnel in its field service operations. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company conducts its operations in the United States principally out of its facilities in Clearwater, Florida; Memphis, Tennessee; Atlanta, Georgia, and Chicago, Illinois; and in Europe out of its facilities in Reading, England. The Company occupies approximately 40,000 square feet at its Clearwater, Florida facility, its administrative headquarters and home to the Company's technical support services; approximately 52,000 square feet at its Memphis, Tennessee facility, which includes approximately 18,000 square feet of office space and approximately 34,000 square feet of warehouse space that houses the Company's staging and logistics operations; approximately 4,245 square feet of office space in its Chicago, Illinois facility which is used for sales and marketing operations; and approximately 2,140 square feet of office space in its Atlanta, Georgia facility which is used for network support operations. The Company's facilities in the United Kingdom consist of approximately 7,000 square feet of office and warehouse space that is used to support the Company's European operations. The Company also maintains a number of smaller remote sales offices in the United States and Canada. As of March 11, 1997, the Company executed a lease for the new 40,000 square foot corporate office facility, which the Company took occupancy of in February 1998. The Company anticipates that its current facilities will adequately support its operations in the near future. All of the Company's facilities are subject to leases with the following expiration dates: Clearwater, Florida--January 31, 2003; Memphis, Tennessee--August 1, 2000; Chicago, Illinois--June 30, 1998; Reading, England--September 29, 1999; Atlanta, Georgia--May 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company is involved in routine litigation and proceedings in the ordinary course of its business. Management believes that such litigation and proceedings would not, if decided adversely to the Company, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "TFRC" The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit facility contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restricts the Company's ability to pay dividends. The chart below sets forth the high and low stock prices for the last two fiscal years:

                                                                                HIGH        LOW
                                                                              ---------  ---------

1996

First Quarter...............................................................     11.75       8.00
Second Quarter..............................................................     13.25       5.75
Third Quarter...............................................................      8.00       4.00
Fourth Quarter..............................................................      8.63       5.00

1997

First Quarter...............................................................      8.75       5.94
Second Quarter..............................................................      7.88       5.25
Third Quarter...............................................................     11.25       7.25
Fourth Quarter..............................................................      9.00       6.00

    At March 19, 1998, there were approximately 59 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with consolidated financial statements, related notes and other financial information herein.

                                                                      YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                     1997          1996          1995          1994        1993
                                                 ------------  ------------  ------------  ------------  ---------

                                                         (IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)
STATEMENT OF OPERATIONS DATA:
Revenues:
Services (Note1)...............................  $     37,168  $     35,191  $     35,466  $     20,882  $   8,899
Hardware.......................................        27,747        28,082        13,766         9,856     --
                                                 ------------  ------------  ------------  ------------  ---------
Total revenues.................................        64,915        63,273        49,232        30,738      8,899
                                                 ------------  ------------  ------------  ------------  ---------

                                                                      YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                     1997          1996          1995          1994        1993
                                                 ------------  ------------  ------------  ------------  ---------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)
Direct costs:
Services.......................................        25,946        23,250        24,391        16,559      5,604
Hardware.......................................        18,545        19,504         9,173         4,242     --
                                                 ------------  ------------  ------------  ------------  ---------
Total direct costs.............................        44,491        42,754        33,564        20,801      5,604
                                                 ------------  ------------  ------------  ------------  ---------
Gross margin:
Service........................................        11,222        11,941        11,075         4,323      3,295
Hardware.......................................         9,202         8,578         4,593         5,614     --
                                                 ------------  ------------  ------------  ------------  ---------
Total gross margin.............................        20,424        20,519        15,668         9,937      3,295
                                                 ------------  ------------  ------------  ------------  ---------
Operating costs:
Selling and marketing..........................         9,954        10,330         7,754         4,278        354
Research and development.......................         1,226         1,718         1,147           585     --
General and administrative.....................         5,079         4,490         3,379         2,843        917
Nonrecurring charges...........................       --                243           600       --          --
                                                 ------------  ------------  ------------  ------------  ---------
Total operating costs..........................        16,259        16,781        12,880         7,706      1,271
                                                 ------------  ------------  ------------  ------------  ---------
Operating income...............................         4,165         3,738         2,788         2,231      2,024
Interest expense, net..........................            41           103         1,106           834         11
Income before income taxes and minority
  interest.....................................         4,124         3,635         1,682         1,397      2,013
                                                 ------------  ------------  ------------  ------------  ---------
Income tax provision (benefit).................         1,460         1,312           671          (259)    --
Minority interest..............................       --            --            --                 66     --
                                                 ------------  ------------  ------------  ------------  ---------
Net income.....................................  $      2,664  $      2,323  $      1,011  $      1,590  $   2,013
                                                 ------------  ------------  ------------  ------------  ---------
                                                 ------------  ------------  ------------  ------------  ---------
Pro forma net income (Note 2)..................  $    --       $    --       $    --       $        771  $   1,020
Basic Earnings Per
Common Share...................................  $       0.33  $       0.29  $       0.18       --          --
                                                 ------------  ------------  ------------  ------------  ---------
Diluted Earnings Per
  Common Share.................................  $       0.32  $       0.28  $       0.16       --          --
                                                 ------------  ------------  ------------  ------------  ---------
Weighted Average Number
  of Common and
  Common Equivalent
  Shares Outstanding...........................     8,405,234     8,335,058     6,266,267       --          --
                                                 ------------  ------------  ------------  ------------  ---------
Weighted Average Number
  of Common Shares
  Outstanding..................................     8,067,646     7,931,554     5,790,033       --          --
                                                 ------------  ------------  ------------  ------------  ---------
Proforma Basic and
  Diluted Earnings
  Per Common Share.............................  $    --       $    --       $    --       $       0.13  $  --
                                                 ------------  ------------  ------------  ------------  ---------
Proforma Weighted Average
  Number of Common Shares
  Outstanding..................................       --            --            --          5,913,609     --
                                                 ------------  ------------  ------------  ------------  ---------
Proforma Weighted Average
  Number of Common and
  Common Equivalent Shares
  Outstanding..................................       --            --            --          5,913,609     --
                                                 ------------  ------------  ------------  ------------
                                                 ------------  ------------  ------------  ------------

                                                                      YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                     1997          1996          1995          1994        1993
                                                 ------------  ------------  ------------  ------------  ---------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA AND PERCENTAGES)
OTHER DATA:
Gross margin %
Service........................................          30.2%         33.9%         31.2%         20.7%      37.0%
Hardware.......................................          33.2%         30.5%         33.4%         57.0%       0.0%
Gross margin...................................          31.5%         32.4%         31.8%         32.3%      37.0%
BALANCE SHEET DATA:
Working Capital................................  $     14,019  $     14,746  $     19,420  $      3,666  $   1.926
Total assets...................................  $     50,673  $     46,483  $     38,307  $     25,017  $   2,954
Long-term obligations..........................  $      7,867  $      6,180  $      2,735  $      9,231  $  --
Redeemable convertible
Preferred stock................................       --            --            --          4,259,350     --
Partner's capital/shareholders' (deficit)
  equity.......................................  $     31,494  $     28,494  $     26,107  ($       802) $   2,010

------------------------

Note 1: Change from 1995 to 1996 included 28.6% decrease in PC Support Revenues offset by 26.6% increase in Enterprise Support Revenues

Note 2:Pro forma net income reflects the C Corporation tax rate of 40% (versus no provision for the general partnership). The tax provision for 1994 includes a non-recurring deferred income tax benefit of $788,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Established in 1991, the Company provides multi-vendor network life cycle support services focusing on mission critical technologies such as LAN/WAN internetworking, data networking, mainframe channel networking, IBM internetworking and custom PC support services from its Customer Support Centers in Clearwater, Florida and Atlanta, Georgia. The Company's services range from consulting, network management, integration, and maintenance for corporate clients, manufacturers and integrators, to custom PC support services to retailers, service providers, integrators, and manufacturers of personal computers and peripherals. The Company also sells and leases data networking equipment as part of its integrated support solutions, which serves as a base for additional long-term support agreements. For on-site repair and parts replacement services, the Company dispatches its own customer support representatives, as well as TechForce certified non-employee contract personnel located in the United States, Canada, and the United Kingdom.

    The Company generates revenues from services provided under maintenance contracts with terms ranging from one to five years and through the sale and lease of its channel extension hardware and various data network hardware supplied by other manufacturers. Revenues from service and maintenance contracts are recognized ratably over the contract period or on a per call basis, as is the case under PC support agreements. Revenues from product sales are recognized at the time of delivery. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments are recorded currently as revenues and the related costs of the equipment less the present value of any appropriate unguaranteed residual value are recorded as cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases in 1995, 1996 and 1997 were approximately $0.2 million, $13.0 million and $7.4 million respectively. There was no interest income on sales-type leases in 1995. Interest income on sales-type leases totaled $0.6 million and $0.7 million for 1996 and 1997, respectively.

    The Company's total revenues have grown from $1.8 million in 1991 to $64.9 million in 1997. The Company completed the initial public offering of 3,100,000 shares of its common stock, including 880,000 shares sold by selling shareholders, in December 1995. The Company has expanded from providing specialized services to providing a combination of maintenance and repair services and increasingly sophisticated networking and other value-added service offerings. Services provided to manufacturers such as Packard Bell and end-users such as FedEx have constituted an important part of the Company's overall support solution and have helped provide the Company with the infrastructure necessary to offer increasingly complex, value-added networking services, including remote network management, to end-users while continuing to provide customized support to manufacturers and integrators. However, in 1997 TechForce exited its FedEx repair service due to the gradual reduction in that business to the point where it was no longer critical to TechForce's operations and business in general.

    During 1997, the Company entered into contracts with certain national retail PC sales companies who also sell extended PC warranties. Under these contracts, the Company provides PC repair services similar to that historically provided to Packard Bell. In certain cases, the Company also procures parts to meet individual service call requirements and charges the Company's customer for those parts. This marketplace is dominated by a relatively small number of large retailers who sell PCs and extended warranties on PCs. Although there can be no assurance of growth in revenues from this segment, the Company anticipates growth in call volume from signed customers as well as increases in the number of warranty customers. Accounts Receivable from this customer base may average slightly higher day's sales outstanding than the overall Company average due to the claims processing cycle of certain of these customers.

    Revenues from FedEx decreased during 1997 due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experienced a lower failure rate than the replaced technology. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Consequently, margins from the remaining repair business from FedEx decreased significantly as a result of the lower volume of higher margin repair services. During the latter part of 1997, the Company discontinued its repair business for FedEx. Revenues and operating income from this repair business for 1997 were $1.6 million and $0.3 million, respectively as compared to revenues and operating income for 1996 of $4.9 million and $2.4 million, respectively. The discontinuation of this business, however, has had no adverse impact on the Company's use of FedEx's package shipping services for which the Company relies to ship parts to its field service personnel and customers.

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

    The Company operates in two geographic areas--North America and Europe. Revenues from North American operations were $47.1 million, $61.6 million and $60.6 million for 1995, 1996, and 1997, respectively while revenues from European operations were $2.1 million, $1.7 million and $4.3 million for the respective periods. Management has no immediate plans regarding further expansion into foreign markets. (See Note 7 of Notes to Consolidated Financial Statements.)

    Management anticipates that revenues from channel extension products and services will gradually decrease over the next several years at a rate of approximately 10% to 20% per year primarily as a result of a steady trend toward open-systems environments. Management does not believe that this gradual decline in revenues will have a material adverse effect on the Company's results of operations and financial condition. Revenues attributable to Packard Bell grew from $1.9 million in 1992 to $17.5 million in 1995 and then declined to $12.5 million in 1996 and $10.8 million in 1997 representing a 38.3% decrease from 1995 to 1997. Revenues from Packard Bell represented 9.4% of total Company revenues for the three months ended December 31, 1997 as compared to 16.6% for the full year 1997 and 19.8% for the full year 1996. Call volumes decreased during 1997 as a result of changes made by Packard Bell in its end user product warranty. The call volume level for the three months ended December 31, 1997 may not be indicative of future call volumes. The market for the Company's services continues to be extremely competitive. Furthermore, the Company's reliance on authorized service providers ("ASPs") could have a material adverse effect on the Company's competitive position, and as a result, on its results of operations and financial condition, if such ASPs were unable to fulfill their field service obligations in a timely or satisfactory manner.

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

    In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) which standardizes the disclosure requirements for defined contribution plans and defined benefit plans. The statement is effective for financial statements relating to periods beginning after December 15, 1997. Management has determined that the adoption of SFAS 132 will not have a material effect on the accompanying consolidated financial statements.

    Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

RESULTS OF OPERATIONS

    For the periods indicated, the following table sets forth the percentage of total revenues represented by certain items in the Company's consolidated statements of operations:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1995       1996       1997
                                                                                           ---------  ---------  ---------
Revenues:
  Services...............................................................................       72.0%      55.6%      57.3%
  Hardware...............................................................................       28.0       44.4       42.7
                                                                                           ---------  ---------  ---------
    Total revenues.......................................................................      100.0      100.0      100.0

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1995       1996       1997
                                                                                           ---------  ---------  ---------
Direct costs:
  Services...............................................................................       49.6       36.7       39.9
  Hardware...............................................................................       18.6       30.8       28.6
                                                                                           ---------  ---------  ---------
    Total direct costs...................................................................       68.2       67.6       68.5
                                                                                           ---------  ---------  ---------
Gross margin.............................................................................       31.8       32.4       31.5
                                                                                           ---------  ---------  ---------
Operating costs:
  Selling and marketing..................................................................       15.7       16.3       15.3
  Research and development...............................................................        2.3        2.7        1.9
  General and administrative.............................................................        6.9        7.1        7.8
  Nonrecurring charges...................................................................        1.2         .4        0.0
                                                                                           ---------  ---------  ---------
    Total operating costs................................................................       26.1       26.5       25.0
                                                                                           ---------  ---------  ---------
Operating income.........................................................................        5.7        5.9        6.4
Interest expense, net....................................................................        2.2         .2        0.0
                                                                                           ---------  ---------  ---------
Income before income taxes...............................................................        3.5        5.7        6.4
Income tax provision (benefit)...........................................................        1.4        2.1        2.2
Net income...............................................................................        2.1%       3.7%       4.1
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

    TOTAL REVENUES. Total revenues increased 2.6% from $63.3 million for 1996 to $64.9 million for 1997.

    SERVICE REVENUES. Revenues from services increased 5.6% from $35.2 million (55.6% of total revenues) for 1996 to $37.2 million (57.3% of total revenues) for 1997. This increase was attributable to increases in revenues from internetworking services of 160.3% and increases in PC support revenues of 16.1% partially offset by decreases in revenues from channel networking support of 15.7% and decreases in revenues from FedEx of 54.9%. Revenues from FedEx decreased during 1997 due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experienced a lower failure rate than the replaced technology. During the latter part of 1997, the Company exited its repair business for FedEx. Revenue growth from new retail extended warranty PC support customers more than offset a 13.6% decrease in revenues from Packard Bell, previously the Company's only PC support customer.

    HARDWARE REVENUES. Revenues from hardware products decreased 1.2% from $28.1 million (44.4% of total revenues) for 1996 to $27.7 million (42.7% of total revenues) for 1997 due to a decrease in revenues from channel extension product sales.

    COST OF SERVICE. Cost of service increased 11.6% from $23.3 million (66.1% of service revenues) for 1996 to $25.9 million (69.8% of service revenues) for 1997. This increase was primarily caused by increases in enterprise service support costs related to 160.3% growth in internetworking services revenues. The overall cost of service increase was also unfavorably affected by service costs related to the addition of new PC support customers.

    COST OF HARDWARE. Cost of hardware decreased 4.9% from $19.5 million (69.5% of hardware revenues) for 1996 to $18.5 million (66.8% of hardware revenues) for 1997. This decrease resulted from lower costs associated with sales of used equipment which yielded higher than average hardware margins.

    GROSS MARGIN. Overall gross margin decreased 0.5% from $20.5 million (32.4% of total revenues) for 1996 to $20.4 million ( 31.5% of total revenues) for 1997. Gross margin on services decreased 6.0% from

$11.9 million in 1996 to $11.2 million in 1997. This change was affected by increases in enterprise service support costs related to growth in internetworking services revenues. The Company did not realize corresponding cost savings related to decreases in channel networking revenues. The overall cost of service increase was also unfavorably affected by service costs related to the addition of new PC support customers. Service gross margins were further affected by the reduction in and ultimate discontinuation of FedEx repair business volumes during the third quarter of 1997. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Gross margin on hardware revenues increased 6.8% from $8.6 million in 1996 to $9.2 million in 1997. This change resulted from lower than average costs associated with the sales of used equipment which yielded higher margins on both channel extension product and the resale of other manufacturers' equipment. Service margins as a percentage of service revenues decreased from 33.9% in 1996 to 30.2% in 1997 primarily due to factors affecting service cost increases discussed above. Hardware margins as a percentage of hardware revenues increased from 30.5% for 1996 to 33.2% for 1997 due to lower costs of resale hardware.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 3.6% from $10.3 million (16.3% of total revenues) for 1996 to $10.0 million (15.3% of total revenues) for 1997 resulting, in part, from changes made by the Company to its sales compensation plan for 1997.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 28.6% from $1.7 million (2.7% of total revenues) for 1996 to $1.2 million (1.9% of total revenues) for 1997. This decrease was primarily due to elimination of the Vice President of Engineering function together with a reduction in network management service offering development expenses after the implementation of network management services in early 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 13.1% from $4.5 million (7.1% of total revenues) for 1996 to $5.1 million ( 7.8% of total revenues) for 1997. This increase included increased business systems development and support expenses due to the Company's expanded internal systems requirements.

    NON RECURRING CHARGES. The Company incurred non recurring charges of $0.2 million in 1996 related to a second quarter restructuring of its work force in response to reductions in business volumes, revenues and operating income related to its disagreement with Packard Bell over payment of accounts receivable. The disagreement was subsequently resolved. The Company incurred no non recurring charges in 1997.

    OPERATING INCOME. Operating income increased 11.4% from $3.7 million (5.9% of total revenues) for 1996 to $4.1 million (6.4% of total revenues) for 1997 as a result of the factors listed above.

    INTEREST EXPENSE, NET. Net interest expense decreased 60.2% from $103,000 (0.2% of total revenues) for 1996 to $41,000 (0.1% of total revenues) for 1997. The final monthly payment on the Company's note payable to Paradyne is due May 24, 1998.

    INCOME TAXES. Income tax expense increased 15.4% from $1.3 million (2.1% of total revenues) in 1996 to $1.5 million (2.2% of total revenues) in 1997. The Company's effective income tax rate was 36.1% for 1996 and 35.4% for 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

    TOTAL REVENUES. Total revenues increased 28.7% from $49.2 million for 1995 to $63.3 million for 1996. Substantially increased hardware revenues represented all of the increase. Increased enterprise support revenues were offset by decreased revenues from PC support resulting in no overall increase in service revenues.

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

    GROSS MARGIN. Overall gross margin increased 30.6% from $15.7 million for 1995 to $20.5 million for 1996, and increased as a percent of revenues from 31.8% in 1995 to 32.4% in 1996. Gross margin for services increased 7.2% from $11.1 million in 1995 to $11.9 million in 1996. This increase was caused by increased higher margin enterprise service revenues offset by reduced lower margin PC support revenues. Gross margin for hardware increased 86.7% from $4.6 million for 1995 to $8.6 million for 1996 primarily due to increased hardware volumes. Hardware gross margin as a percent of hardware revenue decreased slightly due to the increased mix of revenues from the resale of other manufacturers' hardware.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 32.1% from $7.8 million (15.7% of total revenues in 1995) to $10.3 million (16.3% of total revenues in 1996). The increase in selling costs was primarily due to increased selling activity in both enterprise support service contracts and hardware.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 54.5% from $1.1 million (2.3% of total revenues) in 1995 to $1.7 million (2.7% of total revenues) in 1996 as a result of expanded service and systems development activities.

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

    NON-RECURRING CHARGES. The Company incurred non-recurring charges of $0.2 million in 1996 related to a second quarter restructuring of its work force in response to reductions in business volumes, revenues and operating income related to its disagreement with Packard Bell over payment of accounts receivable. The disagreement was subsequently resolved. The Company incurred non recurring charges of $0.6 million in 1995 related to the Company's move of its headquarters from Atlanta, Georgia to Clearwater, Florida.

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

                               QUARTERLY RESULTS

    The following table presents certain unaudited quarterly financial information for each of the eight preceding quarters through December 31, 1997. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere herein and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future periods. All amounts shown (except per share amounts) are expressed in thousands.

                          SUMMARY OF QUARTERLY RESULTS
                                  (UNAUDITED)

                                         FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                        QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                         1996       1996       1996       1996       1997       1997       1997       1997
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales............................  $  17,227  $  13,341  $  14,892  $  17,813  $  17,661  $  15,144  $  14,419  $  17,691
Gross Margin.........................      5,184      3,531      5,087      6,717      5,311      5,466      4,388      5,259
Operating Income.....................      1,398       (796)     1,417      1,719      1,550      1,481        504        630
Net Income (loss)....................        907       (508)       864      1,060        960        933        332        439
Basic Earnings (loss) Per Common
  Share..............................  $    0.12  $   (0.06) $    0.11  $    0.13  $    0.12  $    0.12  $    0.04  $    0.05
Diluted Earnings (loss) Per Common
  Share..............................  $    0.11  $   (0.06) $    0.10  $    0.13  $    0.12  $    0.11  $    0.04  $    0.05

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities provided cash of $2.7 million, $6.3 million and $7.7 million in 1995, 1996 and 1997, respectively. Cash provided by the Company's operating activities in 1995 was primarily generated from earnings before depreciation. The Company generated cash from operating activities in 1996 primarily as a result of earnings before depreciation and increases in deferred income taxes, current liabilities and deferred revenue offset by increases in accounts receivable and inventory. The Company generated cash from operating activities in 1997 primarily as a result of earnings before depreciation and increases in deferred income taxes and decreases in inventory offset by increases in prepaid expenses and other current assets and decreases in deferred revenue.

    The Company's investing activities used cash of $14.8 million, $6.7 million and $13.4 million in 1995, 1996 and 1997, respectively. Cash used in the Company's investing activities for 1995 related to the purchase of property, plant and equipment and the investment in marketable securities by the Company of a portion of the proceeds from its initial public offering. Cash used in the Company's investing activities for 1996 related to the purchase of property, plant and equipment and investment in capitalized leases related to hardware leased to customers offset by proceeds from the liquidation of investments. Cash used in the Company's investing activities for 1997 related to the purchase of property, plant and equipment and investment in capitalized leases related to hardware leased to customers. (See
Note 1 of Notes to Consolidated Financial Statements.)

    Financing activities provided cash of $12.2 million, $3.8 million and $2.5 million in 1995,1996 and 1997, respectively. The Company's financing activities generated cash in 1995 as a result of its initial public offering with net proceeds of $21.6 million. These activities were offset by repayment of the Company's Subordinated Notes and net repayments of borrowings under its credit facility. Cash generated from the Company's financing activity in 1996 and 1997 resulted from the Company's lease discounting activity which included the issuance of certain non-recourse notes payable to banks. Per Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", such non-recourse debt, when related to sold financial assets (the related lease revenues receivable) must be reported as debt and amortized together with the related lease receivable rather than deducted from the related lease receivable balance at the time of the discounting transaction. First Union National Bank, in the calculation of the Company's debt to earnings covenants does not consider such non-recourse notes in the determination of the Company's debt.

    The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. Prior to October 1996, the Company's credit facility was with SouthTrust Bank of Georgia, N.A. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts receivable and eligible leases. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 6.88% to 7.47% and was 7.22% as of December 31, 1997. As of December 31, 1997, the Company had no outstanding balance under the line of credit and approximately $9.1 million was available for borrowing thereunder based upon the Company's qualifying accounts receivable balance. The Company intends to use its borrowing capacity under the line of credit on a limited basis primarily for working capital requirements. The credit facility expires in September, 1998. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

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

    Simultaneously with the issuance of the Common Stock, Convertible Redeemable Preferred Stock and Subordinated Notes in March 1994, the Company purchased inventory, replacement parts and engineering and technical support equipment in connection with a private placement financing from AT&T Paradyne (subsequently sold by AT&T and now known as Paradyne Corporation, "Paradyne") that formed the basis for the Company's channel extension product line. The aggregate purchase price for these assets was $11.0 million, constituting a cash payment of $3.1 million, a note payable to Paradyne (the "Paradyne Note") in the principal amount of $6.6 million and the assumption of liabilities of approximately $1.3 million. The Paradyne Note bears interest at a rate of 8% and is payable in equal monthly installments over a 48-month period. The monthly payments made by the Company on the Paradyne Note are approximately $151,000. (See Note 5 of Notes to Consolidated Financial Statements.)

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

    As of December 31, 1997, the Company's investment in capital leases included $8.2 million of leases which had been discounted via non-recourse notes payable to banks. Additionally, investment in capital leases included $6.0 million of undiscounted leases, a substantial portion of which management anticipates discounting in 1998. The Company intends to discount leases to banks and expects to reduce its working capital committed to this activity. From time to time this leasing activity places demands on the company's working capital based on the timing and availability of discounting activities with financial institutions.

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

    Many companies use existing computer programs which identify a particular year using only two digits. These programs were not developed to consider the impact of the upcoming change in the century. Many computer software applications could therefore fail or create erroneous results at or beyond the year 2000 if not corrected or replaced by software applications designed to properly recognize and process dates during and beyond the year 2000 ("Year 2000 compliant software"). During 1997, the Company upgraded its financial and business communications systems with Year 2000 compliant software. Furthermore, beginning in 1998, the Company plans to replace or upgrade certain other systems to meet its evolving business requirements. The replacement or upgraded systems will be evaluated or developed to ensure Year 2000 compliance. The expected costs for 1998 systems work are included within the Company's capital budget for 1998. Furthermore, the Company has initiated a project to test remaining internal systems and critical external interfaces in 1998 in order to identify areas where the Year 2000 issue might materially impact the Company's business. During 1998, management expects to identify any remaining concerns related to Year 2000 readiness and initiate required actions to ensure Year 2000 readiness. The Company believes that it will be Year 2000 ready with no material impact on the Company's business and that the costs of any corrective action will not materially affect the Company's operating results or financial condition.

SAFE HARBOR STATEMENT

    The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statement contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, (1) that the Company will not retain or grow its customer base, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that the Company will not adequately respond to technological developments impacting the computer industry, and (5) that needed financing will not be available to the Company if and as needed. This list is intended to identify certain of the principal factor that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements included elsewhere herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item appears in a subsequent section of this Report (See Items 14 (a) (1) and (2)).

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to management's nominees for director of the Company will be set forth under the captions "Proposal 1--Election of Directors--Nominees" and "Proposal 1--Election of Directors-- Information Regarding Nominees for Director" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 1998. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers" in the above-referenced Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to management compensation is set forth under the captions "Proposal 1-- Election of Directors--Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation--Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the captions "Voting--Principal Shareholders" and "Proposal 1--Election of Directors-- Information Regarding Nominees for Director" in the Company's Proxy statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the captions "Proposal 1--Election of Directors--Director Compensation" and "Certain Relationships and Certain Transactions" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Report.

1. CONSOLIDATED FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and the related reports of the Company's independent public accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this Report:

    Report of Independent Public Accountants--Arthur Andersen LLP

    Report of Independent Public Accountants--Pridie Brewster

    Consolidated Balance Sheets at December 31, 1996 and 1997

    Consolidated Statements of Income for each of the three years in the period ended December 31, 1997

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

    Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

    Schedule II--Valuation and Qualifying Accounts

3. EXHIBITS

       3.1      --      Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Company's
                        Registration Statement on Form S-1, No. 33-98716).

       3.2      --      Articles of Amendment to Amended and Restated Articles of Incorporation (Exhibit
                        3.2 to the Company's Registration Statement on Form S-1, No. 33-98716).

       3.3      --      Form of Second Amended and Restated Articles of Incorporation (Exhibit 3.3 to
                        the Company's Registration Statement on Form S-1, No. 33-98716).

       3.4      --      Bylaws of the Company (Exhibit 3.4 to the Company's Registration Statement on
                        Form S-1, No. 33-98716).

       3.5      --      Amendment to Bylaws of the Company (Exhibit 3.5 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

       4.1      --      Specimen Common Stock Certificate (Exhibit 4.1 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

       4.2      --      See Exhibits 3.1 through 3.5 for the provisions of the Company's Amended and
                        Restated Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

      10.1      --      Equipment Service Agreement dated November 1, 1994, between the Company and
                        FedEx Corporation (Exhibit 10.1 to the Company's Registration Statement on Form
                        S-1, No. 33-98716).

      10.2      --      Equipment Service Agreement dated March 13, 1995 between the Company and Packard
                        Bell, Inc. (Exhibit 10.2 to the Company's Registration Statement on Form S-1,
                        No. 33-98716).

      10.3      --      General Services Agreement dated June 19, 1992 between the Company and Federal
                        Express Corporation (Exhibit 10.5 to the Company's Registration Statement on
                        Form S-1, No. 33-98716).

      10.4      --      Change Order Extending General Services Agreement dated August 1, 1994 between the Company and Federal Express Corporation (Exhibit 10.6 to the Company's
                        Registration Statement on Form S-1, No. 33-98716).

      10.5      --      Systems Integrator Agreement dated June 1, 1995 between the Company and Cisco
                        Systems Inc. (Exhibit 10.7 to the Company's Registration Statement on Form S-1,
                        No. 33-98716).

      10.6      --      Non-Competition and Right-of-First-Refusal Agreement dated March 25, 1994 between the Company and AT &T Paradyne Corporation (Exhibit 10.17 to the
                        Company's Registration Statement on Form S-1, No. 33-98716).

      10.7      --      Contracted Service Agreement for Field Service between the Company and IBM dated
                        February 23, 1995 (Exhibit 10.19 to the Company's Registration Statement on Form
                        S-1, No. 33-98716).

      10.8      --      Global Roam Rental Agreement dated July 17, 1995 between the Company and GTE
                        Mobile Communication Service Corporation (Exhibit 10.21 to the Company's
                        Registration Statement on Form S-1, No. 33-98716).

      10.9      --      Equipment Service Agreement dated August 18, 1995 between the Company and
                        TxPort, Inc. (Exhibit 10.22 to the Company's Registration Statement on Form S-1,
                        No. 33-98716).

     10.10      --      Loan and Security Agreement dated November 29, 1994 between the Company and
                        SouthTrust Bank of Georgia, N.A. (Exhibit 10.23 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

     10.11      --      Installment Note dated March 25, 1994 issued by the Company payable to AT&T
                        Paradyne Corporation (Exhibit 10.24 to the Company's Registration Statement on
                        Form S-1, No. 33-98716).

     10.12      --      Security Agreement dated March 25, 1994 between. the Company and AT &T Paradyne
                        Corporation (Exhibit 10.25 to the Company's Registration Statement on Form S-1,
                        No. 33-98716).

     10.13      --      Agreement Revising Installment Note dated March 25, 1995 between the Company and
                        AT &T Paradyne dated March 25, 1995 (Exhibit 10.27 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

     10.14      --      401 (k) Plan of the Company (Exhibit 10.28 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

     10.15      --      Stock Option Plan of the Company, as amended (Exhibit 10.29 to the Company's
                        Registration Statement on Form S-1, No. 33-98716).

     10.16      --      Form of Non-Competition and Non-Disclosure Agreement dated March 25, 1994, between the Company and each of John A. Koehler, Anthony M. Ramunno, Jr., Derek
                        S. Beveridge and Michael R. Jones (Exhibit 10.30 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

     10.17      --      Employment Agreement dated December 7, 1994, between the Company and L. James
                        Bradshaw (Exhibit 10.32 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

     10.18      --      Employment Agreement dated December 7, 1994, between the Company and Peter
                        Reagan (Exhibit 10.33 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

     10.19      --      Form of Indemnification Agreement dated May 9, 1995, between the Company and each of its directors and executive officers (Exhibit 10.34 to the Company's
                        Registration Statement on Form S-1, No. 33-98716).

     10.20      --      Letter Agreement dated July 19, 1994 between the Company and Bertil D. Nordin
                        (Exhibit 10.37 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

     10.21      --      Lease Agreement dated March 4, 1994, between 3901 Roswell Road Associates, T.C.
                        and the Company for premises located at 3901 Roswell Road, N.E., Suite 310,
                        Marietta, Georgia (Exhibit 10.38 to the Company's Registration Statement on Form
                        S-1, No. 33-98716).

     10.22      --      Lease Agreement dated March 31, 1994, between the Company and PNC Realty Holding
                        Corp., of Florida for premises located at 15950 Bay Vista Drive, Suite 340,
                        Clearwater, Florida (Exhibit 10.39 to the Company's Registration Statement on
                        Form S-1, No. 33-98716).

     10.23      --      Lease Agreement dated June 20, 1994, between the Company and Holiday Inns, Inc.
                        for premises located at Commerce Center, HOB Building, 3781 3797 Lamar Avenue,
                        Memphis, Tennessee (Exhibit 10.40 to the Company's Registration Statement on
                        Form S-1, No. 33-98716).

     10.24      --      Lease Renewal/Expansion Proposal dated October 18, 1994, for 747 Church Road,
                        Suite C-1, Elmhurst, Illinois issued by Morgan Realty Partners to TechNet, Inc.
                        (Exhibit 10.41 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

     10.25      --      Lease Amendment Agreement dated December 9, 1994, between Banyan/Morgan
                        Milwaukee Limited Partnership and TechForce/TechNet for premises located at
                        Suite C-1, Elmhurst Metro Court, Elmhurst, Illinois (Exhibit 10.42 to the
                        Company's Registration Statement on Form S-1, No. 33-98716).

     10.26      --      Addendum to Lease Agreement dated 1995, between the Company and PNC Realty
                        Holding Corp. of Florida for premises located at 15950 Bay Vista Drive, Suite
                        340, Clearwater, Florida (Exhibit 10.43 to the Company's Registration Statement
                        on Form S-1, No. 33-98716).

     10.27      --      Form of Option Agreement between the Company and optionees under the Company's
                        Stock Option Plan (Exhibit 10.44 to the Company's Registration Statement on Form
                        S-1, No. 33-98716).

     10.28      --      Investment and Stockholders' Agreement dated March 25, 1994 between the Company and Investors listed in Exhibit A thereto Corporation (Exhibit 10.49 to the
                        Company's Registration Statement on Form S-1, No. 33-98716).

     10.29      --      Management Stockholder Participation Agreement dated November 1994 between the
                        Company and Messrs. Bradshaw, Siders and Reagan (Exhibit 10.50 to the Company's
                        Registration Statement on Form S-1, No. 33-98716).

     10.30      --      Investment Agreement dated November 4, 1994 between the Company and Bertil D.
                        Nordin (Exhibit 10.51 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

     10.31      --      1995 Stock Incentive Plan (Exhibit 10.52 to the Company's Registration Statement
                        on Form S-1, No. 33-98716).

     10.32      --      Directors' Stock Option Plan (Exhibit 10.53 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

     10.33      --      Employee Stock Purchase Plan (Exhibit 10.54 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

     10.34      --      Value Added Distributor Agreement between Paradyne Corporation and the Company executed November 10, 1995--(Exhibit 10.55 to the Company's annual report on
                        Form 10-K for the period ended December 31, 1995),

     10.35      --      Second Lease Amendment Agreement dated October 25, 1995 between Banyan/Morgan
                        Milwaukee Limited Partnership and the Company (Exhibit 10.56 to the Company's
                        annual report on Form 10-K for the period ended December 31, 1995).

     10.36      --      Commencement Notice dated November 3, 1995 between Banyan/Morgan Milwaukee
                        Limited Partnership and the Company -. (Exhibit 10.57 to the Company's annual report on Form 10-K for the period ended December 31, 1995).

     10.37      --      Sublease between Witness Systems, Inc. and the Company dated January 3, 1996
                        (Exhibit 10.58 to the Company's annual report on Form 10-K for the period ended
                        December 31, 1995).

     10.38      --      Lease Agreement between 3901 Roswell Road Associates, T.C. and the Company dated
                        January 24, 1996--(Exhibit 10.59 to the Company's annual report on Form 10-K for the period ended December 31, 1995).

     10.39      --      Services Level Agreement for Installation and Support Services between the
                        Company and National Medical Care, Inc., dated March 1, 1996 (Exhibit 10.0 to the Company's Report on Form 10-Q for the period ended March 31, 1996).

     10.40      --      General Services Agreement between the Company and Federal Express, dated June
                        19, 1996 (Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended
                        September 30, 1996).

     10.41(a)    --     Loan Agreement between the Company and First Union National Bank, dated
                        September 23, 1996 (Exhibit 10.2(a) to the Company's Report on Form 10-Q for the
                        period ended September 30, 1996).

     10.41(b)    --     Security Agreement between the Company and First Union National Bank, dated
                        September 23, 1996 (Exhibit 10.2(b) to the Company's Report on Form 10-Q for the
                        period ended September 30, 1996).

     10.41(c)    --     Promissory Note between the Company and First Union National Bank, dated
                        September 23, 1996 (Exhibit 10.2(c) to the Company's Report on Form 10-Q for the
                        period ended September 30, 1996).

     10.42      --      Transfer of Federal Express Services Agreement, dates as of September 26, 1997, by and between TechForce Corporation and ATS Telephone & Data Systems, Inc.
                        (Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997).

     10.43      --      Premise Lease, dated March 12, 1997, with addendum dated September 30, 1997, by and between TechForce Corporation and Pinellas Bay Vista Partners, Ltd. -
                        (Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997).

     10.44      --      Equipment Service Agreement dated August 5, 1997 between the Company and Sears,
                        Roebuck, and Company (filed herewith).

      21.1      --      List of Subsidiaries of the Registrant (filed herewith).

      23.1      --      Consent of Arthur Andersen LLP (filed herewith).

      23.2      --      Consent of Pridie Brewster (filed herewith).

        27      --      Summary Financial Data.

    (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TECHFORCE CORPORATION

                                /s/ JOHN A. KOEHLER
                                ---------------------------------------------
                                John A. Koehler,
                                PRESIDENT & CEO

                                Date: March 28 ,1998

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

    Pursuant to the , on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 1998                 /s/ JOHN A. KOEHLER
                                     ------------------------------------------
                                     John A. Koehler, President, Chief
                                     Executive Officer and Director

Date: March 30, 1998                 /s/ JERREL W. KEE
                                     ------------------------------------------
                                     Jerrel W. Kee, Senior Vice
                                     President--Finance
                                     and Chief Financial Officer

Date: March 30, 1998                 /s/ PAUL J. FERRI
                                     ------------------------------------------
                                     Paul J. Ferri, Director

Date: March 30, 1998                 /s/ RICHARD D. TADLER
                                     ------------------------------------------
                                     Richard D. Tadler, Director

Date: March 30, 1998                 /s/ BERTIL D. NORDIN
                                     ------------------------------------------
                                     Bertil D. Nordin, Director

Date: March 30, 1998                 /s/ WILLIAM E. BASSETT
                                     ------------------------------------------
                                     William E. Bassett, Director

                             TECHFORCE CORPORATION

                         INDEX OF FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                                                                                          PAGE NO.
                                                                                                          ---------
Report of Independent Public Accountants--Arthur Andersen LLP...........................................  F-1

Report of Independent Public Accountants--Pridie Brewster...............................................  F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets.............................................................................  F-3

Consolidated Statements of Income.......................................................................  F-4

Consolidated Statements of Stockholders' Equity.........................................................  F-5

Consolidated Statements of Cash Flows...................................................................  F-6

Notes to Consolidated Financial Statements..............................................................  F-7

Valuation and Qualifying Accounts (Schedule II).........................................................  F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
TechForce Corporation:

    We have audited the accompanying consolidated balance sheets of TechForce Corporation (a Georgia corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of TechForce UK Limited for the year ended December 31, 1997, which statements reflect total assets and total revenues of
5.4 percent and 6.6 percent, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of TechForce Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule (Schedule II -- Valuation and Qualifying Accounts) listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Tampa, Florida,
February 20, 1998

                              TECHFORCE UK LIMITED
                 REPORT OF THE AUDITORS TO THE SHAREHOLDERS OF
                              TECHFORCE UK LIMITED

    We have audited the financial statements on pages five to seventeen which have been prepared under the historical cost convention and the accounting policies set out on pages ten and eleven.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

    As described on page three the Company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

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

OPINION

    In our opinion the financial statements give a true and fair view of the state of the Company's affairs as at 31 December 1997 and of its profit for the period then ended and have been properly prepared in accordance with the Companies Act 1985.

/s/ Pridie Brewster

Pridie Brewster
Chartered Accountants
Registered Auditor
Anstey Park House
Anstey Road
Alto, Hants
GU34 2RL                                    Dated: 24 March 1998

------------------------

*   Pages referenced to above refer to the 1997 report.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996

                                                                                             1997         1996
                                                                                          -----------  ----------
                                                     ASSETS
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents.............................................................  $   736,222  $3,943,096
  Investments...........................................................................    3,174,734   2,298,758
  Receivables, net of allowance of approximately $343,000 and $845,000 for doubtful
    accounts in 1997 and 1996, respectively.............................................   12,828,921  12,687,227
  Inventories...........................................................................    3,461,435   4,445,812
  Prepaid expenses and other current assets.............................................    1,030,845     601,178
  Net investment in sales-type leases, current portion..................................    4,099,559   2,438,045
  Deferred taxes........................................................................      --          140,000
                                                                                          -----------  ----------
        Total current assets............................................................   25,331,716  26,554,116
                                                                                          -----------  ----------

PROPERTY AND EQUIPMENT:
  Leasehold improvements................................................................      764,231     582,088
  Furniture, fixtures and equipment.....................................................    7,499,089   4,884,625
  Equipment held for rental.............................................................      592,189   1,037,412
  Replacement parts.....................................................................   17,076,590  11,542,142
                                                                                          -----------  ----------
                                                                                           25,932,099  18,046,267
  Less-Accumulated depreciation.........................................................  (10,968,498) (6,736,182)
                                                                                          -----------  ----------
        Property and equipment, net.....................................................   14,963,601  11,310,085

NET INVESTMENT IN SALES-TYPE LEASES, less current portion...............................   10,105,223   8,545,363

OTHER ASSETS............................................................................      272,947      73,170
                                                                                          -----------  ----------
        Total assets....................................................................  $50,673,487  $46,482,734
                                                                                          -----------  ----------
                                                                                          -----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable......................................................................  $ 3,905,249  $2,582,641
  Accrued expenses......................................................................    1,936,473   3,259,378
  Accrued contract labor................................................................      551,110     599,797
  Current maturities of obligations under capital leases, long-term debt and
    non-recourse notes payable..........................................................    2,770,166   2,644,038
  Deferred revenue......................................................................    2,068,847   2,722,461
  Deferred taxes........................................................................       81,000      --
                                                                                          -----------  ----------
        Total current liabilities.......................................................   11,312,845  11,808,315

OBLIGATIONS UNDER CAPITAL LEASES,net of current maturities..............................      167,588     221,095

LONG-TERM DEBT, net of current maturities...............................................      --          740,018

NON-RECOURSE NOTES PAYABLE, net of current maturities...................................    6,031,619   4,455,444

DEFERRED REVENUE........................................................................       85,845      46,583

DEFERRED TAXES..........................................................................    1,582,000     717,000
                                                                                          -----------  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 9,400,234 shares authorized, 8,116,530 and 7,970,277
    issued and outstanding at December 31, 1997 and 1996, respectively..................       81,166      79,702
  Additional paid-in capital............................................................   28,031,331  27,697,641
  Retained earnings.....................................................................    3,381,093     716,936
                                                                                          -----------  ----------
        Total stockholders' equity......................................................   31,493,590  28,494,279
                                                                                          -----------  ----------
        Total liabilities and stockholders' equity......................................  $50,673,487  $46,482,734
                                                                                          -----------  ----------
                                                                                          -----------  ----------

   The accompanying notes are an integral part of these consolidated balance sheets.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
REVENUES:
  Services..........................................................  $  37,167,936  $  35,191,848  $  35,465,558
  Hardware..........................................................     27,746,861     28,081,581     13,766,299
                                                                      -------------  -------------  -------------
        Total revenues..............................................     64,914,797     63,273,429     49,231,857
                                                                      -------------  -------------  -------------

DIRECT COSTS:
  Services..........................................................     25,946,324     23,250,079     24,390,583
  Hardware..........................................................     18,545,038     19,504,406      9,172,987
                                                                      -------------  -------------  -------------
        Total direct costs..........................................     44,491,362     42,754,485     33,563,570
                                                                      -------------  -------------  -------------
        Gross profit................................................     20,423,435     20,518,944     15,668,287
                                                                      -------------  -------------  -------------

OPERATING COSTS:
  Selling and marketing.............................................      9,954,636     10,329,889      7,753,868
  Research and development..........................................      1,225,557      1,717,864      1,147,030
  General and administrative........................................      5,078,459      4,489,926      3,379,252
  Non-recurring charges.............................................       --              243,493        600,000
                                                                      -------------  -------------  -------------
        Total operating costs.......................................     16,258,652     16,781,172     12,880,150
                                                                      -------------  -------------  -------------
        Operating income............................................      4,164,783      3,737,772      2,788,137

INTEREST EXPENSE, net...............................................        (40,626)      (102,672)    (1,106,447)
                                                                      -------------  -------------  -------------

INCOME BEFORE PROVISION FOR INCOME TAXES............................      4,124,157      3,635,100      1,681,690

PROVISION FOR INCOME TAXES..........................................     (1,460,000)    (1,312,000)      (671,000)
                                                                      -------------  -------------  -------------

NET INCOME..........................................................  $   2,664,157  $   2,323,100  $   1,010,690
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Basic Earnings per Common Share (Note 1)............................  $        0.33  $        0.29  $        0.18
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

DILUTED EARNINGS PER COMMON SHARE (Note 1)..........................  $        0.32  $        0.28  $        0.16
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 1).......      8,067,646      7,931,554      5,790,033

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES (Note
  1)................................................................      8,405,234      8,335,058      6,266,267

 The accompanying notes are an integral part of these consolidated statements.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                  COMMON STOCK        ADDITIONAL      RETAINED
                                              ---------------------     PAID-IN       EARNINGS
                                                SHARES     AMOUNT       CAPITAL       (DEFICIT)        TOTAL
                                              ----------  ---------  -------------  -------------  -------------
BALANCE, December 31, 1994..................   2,845,934  $  28,459  $   1,786,269  $  (2,616,854) $    (802,126)

  Conversion of redeemable convertible
    preferred stock to common stock.........   2,839,566     28,396      4,230,954       --            4,259,350

  Issuance of common stock through public
    offering................................   2,220,000     22,200     21,617,110       --           21,639,310

  Net income................................      --         --           --            1,010,690      1,010,690
                                              ----------  ---------  -------------  -------------  -------------

BALANCE, December 31, 1995..................   7,905,500     79,055     27,634,333     (1,606,164)    26,107,224

  Issuance of common stock through exercises
    of common stock options.................      64,777        647         63,308       --               63,955

  Net income................................      --         --           --            2,323,100      2,323,100
                                              ----------  ---------  -------------  -------------  -------------

BALANCE, December 31, 1996..................   7,970,277     79,702     27,697,641        716,936     28,494,279

  Issuance of common stock through exercises
    of common stock options.................      93,073        932         71,367       --               72,299

  Issuance of common stock under the
    Employee Plan...........................      53,180        532        262,323       --              262,855

  Net income................................      --         --           --            2,664,157      2,664,157
                                              ----------  ---------  -------------  -------------  -------------

BALANCE, December 31, 1997..................   8,116,530  $  81,166  $  28,031,331  $   3,381,093  $  31,493,590
                                              ----------  ---------  -------------  -------------  -------------
                                              ----------  ---------  -------------  -------------  -------------

 The accompanying notes are an integral part of these consolidated statements.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                              1997         1996         1995
                                                                           -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................  $ 2,664,157  $ 2,323,100  $ 1,010,690
  Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation.........................................................    4,232,316    3,179,313    2,104,241
    Amortization.........................................................       45,944       33,770       33,972
    Deferred income taxes................................................    1,086,000    1,484,000      107,000
    Changes in assets and liabilities-
      Accounts receivable................................................     (141,694)    (550,175)     (55,623)
      Inventories........................................................      984,377   (1,125,197)    (363,311)
      Prepaid expenses and other current assets..........................     (429,667)    (350,208)    (190,094)
      Other assets.......................................................     (114,849)     --           --
      Accounts payable...................................................    1,322,608      995,844   (2,272,699)
      Accrued expenses...................................................   (1,322,905)     514,640    1,518,106
      Accrued contract labor.............................................      (48,687)  (1,023,756)     495,765
      Deferred revenue...................................................     (614,352)     822,406      335,667
                                                                           -----------  -----------  -----------
        Net cash provided by operating activities........................    7,663,248    6,303,737    2,723,714
                                                                           -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.....................................   (7,885,832)  (6,041,682)  (2,267,224)
  (Purchase) sale of investments.........................................     (875,976)  10,125,072  (12,423,830)
  Increase in sales-type leases..........................................   (8,052,492) (13,565,728)    (147,016)
  Payments received for sales-type leases................................    2,377,214    1,612,051      --
  Proceeds from sale of sales-type leases................................    1,212,498    1,117,285      --
  Purchase of other assets...............................................     (130,872)     --           --
                                                                           -----------  -----------  -----------
        Net cash used in investing activities............................  (13,355,460)  (6,753,002) (14,838,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised..................................       72,299       63,955      --
  Proceeds from issuance of common stock under Employee Plan.............      262,855      --           --
  Repayments of capital lease obligations................................      (51,546)     (53,962)     --
  Proceeds from issuance of common stock through public offering.........      --           --        21,639,310
  Repayments under revolving credit facilities...........................  (20,012,000) (11,629,955) (31,191,516)
  Borrowings under revolving credit facilities...........................   20,012,000   11,629,955   28,312,497
  Repayments of long-term note payable...................................   (1,678,883)  (1,550,217)  (1,499,766)
  Borrowings of non-recourse notes payable, secured by sales-type
    leases...............................................................    3,999,982    5,367,208      --
  Repayments of non-recourse notes payable...............................     (119,369)     --           --
  Repayments on subordinated debt........................................      --           --        (5,040,650)
                                                                           -----------  -----------  -----------
        Net cash provided by financing activities........................    2,485,338    3,826,984   12,219,875
                                                                           -----------  -----------  -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................................   (3,206,874)   3,377,719      105,519
CASH AND CASH EQUIVALENTS, beginning of year.............................    3,943,096      565,377      459,858
                                                                           -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of year...................................  $   736,222  $ 3,943,096  $   565,377
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest.............................................................  $   178,656  $   407,124  $ 1,175,798
    Income taxes, net....................................................  $   455,000  $   391,000  $    47,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of non-recourse notes payable and net investment in
    sales-type leases....................................................  $ 1,241,406  $   --       $   --
  Lease obligation capitalized...........................................  $   --       $   --       $   328,448
  Conversion of Class A preferred stock to common stock..................  $   --       $   --       $    28,396

 The accompanying notes are an integral part of these consolidated statements.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    TechForce Corporation (a Georgia corporation) and subsidiaries (the Company) are engaged in the sale, design, on-site installation and maintenance, depot repair and support of computer and data communications networking equipment.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a purchased original maturity of three months or less to be cash equivalents.

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

    Inventories at December 31, 1997 and 1996, consisted primarily of finished goods.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization have been computed using the straight-line method over the assets' estimated useful lives as follows:

DESCRIPTION                                                                                 YEARS
---------------------------------------------------------------------------------------     -----
Leasehold improvements.................................................................         1-5
Furniture, fixtures and equipment......................................................        3-10
Equipment held for rental..............................................................           3
Replacement parts......................................................................         5-6

    As the lessor, the Company leases certain of its equipment under non-cancelable operating lease contracts. Future minimum rentals on these leases are approximately $214,000 and $67,000 in the years ending December 31, 1998 and 1999, respectively. The net book value of the leased equipment was approximately $162,000 as of December 31, 1997.

SALES-TYPE LEASES

    Revenues from certain qualifying non-cancelable equipment lease contracts are accounted for as sales-type leases wherein the present values of all payments, net of executory costs, are recorded currently as revenues and the related costs of the equipment, less the present value of the unguaranteed residual values, are recorded as cost of sales. The associated interest, using the effective interest method, is credited over the term of the lease agreement. Total revenues from sales-type leases for the years ended December 31, 1997, 1996 and 1995, were approximately $8,052,000, $13,566,000 and $147,000, respectively, and are included in hardware revenues in the consolidated statements of income. Cost of sales from sales-type

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
leases for the years ended December 31, 1997, 1996 and 1995, were approximately $3,412,000, $8,186,000 and $94,000, respectively, and are included in hardware direct costs in the consolidated statements of income.

    Future minimum lease payments to be received by the Company, as lessor, pursuant to its sales-type leases at December 31, 1997, are as follows:

YEAR ENDING
DECEMBER 31,                                                                        AMOUNT
-------------------------------------------------------------------------------  -------------
1998...........................................................................  $   5,402,267
1999...........................................................................      4,887,542
2000...........................................................................      4,048,323
2001...........................................................................      2,266,345
2002...........................................................................         48,170
                                                                                 -------------
                                                                                 $  16,652,647
                                                                                 -------------
                                                                                 -------------

    The net investment in sales-type leases at December 31, 1997 and 1996, consisted of the following:

                                                                     1997           1996
                                                                 -------------  -------------
Future minimum lease payments..................................  $  16,652,647  $  13,269,027
Less--Unearned Income..........................................     (2,447,865)    (2,285,619)
                                                                 -------------  -------------
  Net investment in sales-type leases..........................  $  14,204,782  $  10,983,408
                                                                 -------------  -------------
                                                                 -------------  -------------

    The balance of net investment in sales-type leases as of December 31, 1997, includes sales-type leases of $8,182,591, which secure non-recourse notes payable of $8,006,415 (see Note 5).

    As of July 1, 1997, the Company prospectively revised the unguaranteed residual value in the equipment underlying the sales-type leases. This change increased net income, basic earnings per common share and diluted earnings per common share for the year ended December 31, 1997, by approximately $246,000, $0.03 and $0.03, respectively.

REVENUE RECOGNITION

    Revenues from hardware sales are recognized at time of delivery. Revenues from network design and on-site installation of hardware products are recognized as the services are performed. Revenues from services, including depot repair, network support and on-site maintenance, are recognized as the services are performed or ratably over the non-cancelable service contract period. Deferred revenue represents payments received in advance under non-cancelable service contracts.

EARNINGS PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is based upon the weighted average number of common shares and the diluted earnings per share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. The following is a

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
reconciliation of the denominators of the basic and diluted earnings per share computations shown on the face of the accompanying consolidated statements of income:

                                                            1997        1996        1995
                                                         ----------  ----------  ----------
Basic weighted average number of common shares.........   8,067,646   7,931,554   5,790,333
Dilutive effect of options outstanding.................     337,588     403,504     475,934
Diluted weighted average number of common and common
  equivalent shares outstanding........................   8,405,234   8,335,058   6,266,267

    The following options were outstanding at December 31, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:

                                                                     1997           1996
                                                                 -------------  -------------
Number of options..............................................        279,582        212,533
Range of exercise prices.......................................  $ 8.38 - 9.63  $ 9.00 - 9.63
Range of expiration dates......................................    2005 - 2007    2005 - 2006

    All options outstanding at December 31, 1995, were included in the computation of diluted earnings per share.

    As a result of adopting SFAS 128, the Company's earnings per share for 1996 and 1995 have been restated. The effects of this accounting change on previously reported primary earnings per share data are as follows:

                                                                                 1996       1995
                                                                               ---------  ---------
Primary earnings per share as previously reported............................  $    0.28  $    0.16
Effect of SFAS 128...........................................................  $    0.01  $    0.02
                                                                               ---------  ---------
Basic earnings per share as restated.........................................  $    0.29  $    0.18
                                                                               ---------  ---------
                                                                               ---------  ---------

    The previously reported fully diluted earnings per share did not differ from the diluted earnings per share calculated under SFAS 128.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of net investment in sales-type leases, long-term debt, and non-recourse notes payable approximate fair value due to market rates of interest and related maturities.

ACCOUNTING STANDARDS TO BE ADOPTED

    In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments and related information. SFAS 131 is effective for financial statements relating to periods beginning after December 15, 1997. The effects of SFAS 131 on the Company have not been considered at this time.

    In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) which standardizes the disclosure requirements for defined contribution plans and defined benefit plans. The

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
statement is effective for financial statements relating to periods beginning after December 15, 1997. Management has determined that the adoption of SFAS 132 will not have a material effect on the accompanying consolidated financial statements.

USE OF ESTIMATES

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

RECLASSIFICATIONS

    Certain amounts included in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

2. STOCKHOLDERS' EQUITY:

STOCK SPLIT

    In November 1995, the Company's Board of Directors (the Board) approved a two-for-three reverse stock split of common stock.

INITIAL PUBLIC STOCK OFFERING

    In December 1995, the Company offered 3,100,000 shares of common stock in an initial public stock offering. Of the shares offered, 880,000 were those of selling stockholders. Offering proceeds to the Company, net of underwriting fees and other expenses, totaled approximately $21,639,000. The Company used the proceeds to repay amounts due under its line of credit and subordinated notes payable and accumulate working capital.

3. ACQUISITION OF BUSINESS UNIT:

    On April 30, 1997, the Company purchased certain equipment and other rights related to the SCANmanager remote LAN monitoring operations of Ungermann-Bass Networks, Inc. for $375,000 in cash. No liabilities were assumed in this transaction. The Company has accounted for this transaction under the purchase accounting method. The operating results of the SCANmanager operation are included in the accompanying consolidated statements of income since the date of acquisition.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

4. LINE OF CREDIT:

    The Company has a line of credit facility at December 31, 1997 and 1996, with the following features:

                                                                 DESCRIPTION
                                                ----------------------------------------------
Maximum borrowings:                             $15,000,000
Base of borrowings:                             Eligible accounts receivable and eligible
                                                  leases, as defined
Amount outstanding:                             None
Interest rate:                                  One-month LIBOR rate plus 150 basis points
                                                  (7.22% and 7.03% at December 31, 1997 and
                                                  1996, respectively)
Payment of interest:                            Monthly
Security of borrowings:                         Accounts receivable and all other assets not
                                                  otherwise encumbered
Available borrowings:                           Calculated monthly
Expiration date:                                September 1998

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

4. LINE OF CREDIT: (CONTINUED)

    The line of credit facility includes certain restrictive covenants related to mergers and acquisitions, investments, incurrence of additional indebtedness and maintenance of certain financial ratios, as defined. The Company was in compliance with these covenants as of December 31, 1997.

5. LONG-TERM DEBT AND NON-RECOURSE NOTES PAYABLE:

    At December 31, 1997 and 1996, the Company's long-term debt and non-recourse notes payable consisted of the following:

                                                                        1997          1996
                                                                    ------------  ------------
Note payable to AT&T Paradyne, interest at 8%, payable in equal monthly installments of $150,977, including interest, through
  May 1998, secured by certain inventory, property and equipment and personal guarantees of certain stockholders totaling
  $1,500,000......................................................  $    740,018  $  2,418,901

Non-recourse notes payable to financial institutions, interest ranging from 7.5% to 8.5%, payable in monthly installments ranging from $109,017 to$223,316, including interest, through
  December 2001, secured by net investment in sales-type leases
  and the related equipment thereunder............................     8,006,415     5,367,208
                                                                    ------------  ------------
                                                                       8,746,433     7,786,109
Less--Current maturities of long-term debt........................       740,018     1,678,883
Less--Current maturities of non-recourse notes payable............     1,974,796       911,764
                                                                    ------------  ------------
                                                                    $  6,031,619  $  5,195,462
                                                                    ------------  ------------
                                                                    ------------  ------------

    During 1997 and 1996, the Company assigned and granted security interests in its sales-type leases to certain financial institutions in return for the non-recourse notes payable. According to the terms of the notes payable and related security agreements, the financial institutions' only recourse in the event of default by the lessee is the underlying leased equipment.

    Interest expense for long-term debt was $132,839, $261,506 and $383,268 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest expense for non-recourse notes payable was $519,243 for the year ended December 31, 1997. Interest expense for non-recourse notes payable for the year ended December 31, 1996 was insignificant to the 1996 consolidated financial statements. There was no interest expense for non-recourse notes payable for the year ended December 31, 1995.

    The note payable to AT&T Paradyne includes certain restrictive covenants related to mergers and acquisitions, investments, incurrence of additional indebtedness, and maintenance of certain financial ratios, as defined. The Company was in compliance with these covenants as of December 31, 1997.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

5. LONG-TERM DEBT AND NON-RECOURSE NOTES PAYABLE: (CONTINUED)

    Maturities of long-term debt and non-recourse notes payable as of December 31, 1997, are as follows:

YEAR ENDING                                            LONG-TERM   NON-RECOURSE
DECEMBER 31,                                              DEBT     NOTES PAYABLE     TOTAL
-----------------------------------------------------  ----------  -------------  ------------
1998.................................................  $  740,018   $ 1,974,796   $  2,714,814
1999.................................................      --         2,230,030      2,230,030
2000.................................................      --         2,080,945      2,080,945
2001.................................................      --         1,720,644      1,720,644
                                                       ----------  -------------  ------------
                                                       $  740,018   $ 8,006,415   $  8,746,433
                                                       ----------  -------------  ------------

6. BENEFIT PLANS:

STOCK PLANS

    During 1994, the Company's board of directors (the Board) approved an incentive stock option plan (the Plan) for certain key employees and the Board. Under the terms of the Plan, up to 613,204 shares of common stock can be issued at exercise prices of not less than fair value at the grant date, as determined by the Board. Options granted under the Plan may be either non-qualified or incentive stock options and vest ratably over a five-year period unless otherwise stated. Options may be exercised for 10 years from the date of grant. The Company has granted, net of forfeitures, 436,386 shares under the Plan through December 31, 1997.

    On November 21, 1995, the Board approved the adoption of the 1995 Stock Incentive Plan (the Incentive Plan), the Stock Option Plan for the Board (the Option Plan) and the Employee Stock Purchase Plan (the Employee Plan). The Incentive Plan provides for the grant of restricted stock, incentive or non-qualified stock options, stock appreciation rights and other similar awards on an annual basis subject to certain maximums, as defined. The grants are at the fair market value of the shares on the date of grant. Total awards issued under the Incentive Plan are limited to a percentage of outstanding common shares, as defined, which vest ratably over the incentive period to be determined by the Company upon grant. Options may be exercised for 10 years from the date of the grant if the participant does not own greater than 10 percent of the Company. Options may be exercised for five years from the grant date if the participant owns greater than 10 percent of the Company. The Company has granted, net of forfeitures, 793,500 shares under the Incentive Plan through December 31, 1997.

    Under the terms of the Option Plan, non-qualified stock options to purchase up to 100,000 shares of common stock may be granted to Board members who are not also employees of the Company at the fair market value of the shares on the date of grant. Under the Option Plan, eligible Board members receive options to purchase 5,000 common shares upon appointment to the Board and options to purchase 1,000 shares upon completion of each year of service on the Board. The options become vested upon the first anniversary of the date of the grant. The Company has granted 28,000 shares under the Option Plan through December 31, 1997.

    All stock options issued under the above-mentioned plans have been incentive or non-qualified stock options.

    The Employee Plan permits eligible employees to purchase, through payroll deductions of up to 10 percent of their annual earnings, common stock at 85 percent of the fair market value of the common stock. The fair market value is determined at the lesser of the market value of such shares at the beginning

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

6. BENEFIT PLANS: (CONTINUED)
or end of the semi-annual subscription period. Up to 800,000 shares of common stock can be purchased under the Employee Plan. Purchases of 53,180 shares under the Employee Plan were made in 1997. No purchases under the Employee Plan were made in 1996 and 1995.

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation expense has been recognized. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The pro forma disclosures are required only for options granted subsequent to December 31, 1994, and for employee stock purchase plans.

    The Company adopted SFAS 123 for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997, 1996 and 1995: risk-free interest rate of 6.2 percent for 1997, 1996 and 1995, expected life of four years for 1997, and five years for 1996 and 1995, no expected dividends for 1997, 1996 and 1995, and expected volatility of 65 percent, 50 percent and 50 percent for 1997, 1996 and 1995, respectively. Using these assumptions, the fair value of the stock options granted in 1997, 1996 and 1995 was $1,889,667, $1,357,826 and $251,820, respectively, which would be amortized as compensation expense over the vesting period of the options.

    For SFAS 123 purposes, the fair value of the employees' purchase rights has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions for purchases in 1997: risk-free interest rate of
6.3 percent, expected life of 6 months, no expected dividends, and expected volatility of 65%. Using these assumptions, the fair value of the employees' purchase rights in 1997 was $101,554 which would be recognized as compensation expense in 1997. Compensation expense for the Employee Plan in 1996 and 1995 was insignificant to the Company's financial statements.

    Had compensation expense been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

                                                          1997          1996          1995
                                                      ------------  ------------  ------------
Net income:
  As reported.......................................  $  2,664,157  $  2,323,100  $  1,010,690
  Pro forma.........................................     2,180,523     2,164,434       998,562

Earnings per share:
  Basic earnings per share-
    As reported.....................................  $       0.33  $       0.29  $       0.18
    Pro forma.......................................          0.26          0.26          0.16
  Diluted earnings per share
    As reported.....................................  $       0.32  $       0.28  $       0.16
    Pro forma.......................................          0.25          0.25          0.15

    Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

6. BENEFIT PLANS: (CONTINUED)
    The following table summarizes stock option activity for the years ended December 31, 1997, 1996 and 1995:

                                     1997                    1996                     1995
                            ----------------------  ----------------------  ------------------------
                                        WEIGHTED-               WEIGHTED-                 WEIGHTED-
                                         AVERAGE                 AVERAGE                   AVERAGE
                            NUMBER OF   EXERCISE     NUMBER     EXERCISE      NUMBER      EXERCISE
                             SHARES       PRICE     OF SHARES     PRICE      OF SHARES      PRICE
                            ---------  -----------  ---------  -----------  -----------  -----------
Outstanding, beginning of
  year....................    742,207   $    4.16     607,309   $    1.29      348,550    $    0.47

Granted...................    552,333        7.29     389,007        7.94      267,426         2.25
Exercised.................    (93,073)       0.79     (64,777)       0.79       --           --
Forfeited.................   (101,431)       6.70    (189,332)       4.35       (8,667)        1.01
                            ---------       -----   ---------       -----   -----------       -----
Outstanding, end of
  year....................  1,100,036   $    5.80     742,207   $    4.16      607,309    $    1.29
                            ---------       -----   ---------       -----   -----------       -----
                            ---------       -----   ---------       -----   -----------       -----
Options vested at
  year-end................    246,196   $    3.81     170,662   $    1.00       99,000    $    0.45

Weighted-average fair
  value of options granted
  during the year.........  $    4.35      --       $    4.05      --        $    1.35       --

    The following table summarizes information about stock options at December 31, 1997:

                                                                       OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                              -------------------------------------   -----------------------
                                                                             WEIGHTED-
                                                                              AVERAGE
                                                                             REMAINING    WEIGHTED-                 WEIGHTED-
                                                                            CONTRACTUAL    AVERAGE                   AVERAGE
                         RANGES OF                              NUMBER         LIFE       EXERCISE      NUMBER      EXERCISE
                      EXERCISE PRICES                         OUTSTANDING     (YEARS)       PRICE     EXERCISABLE     PRICE
------------------------------------------------------------  -----------   -----------   ---------   -----------   ---------
                       $0.375 - $0.75                            254,094       6.92         $0.59       134,250       $0.60
                           $2.25                                  23,043       7.67          2.25        11,123        2.25
                       $5.00 - $7.19                             543,317       9.02          6.68        31,890        5.41
                       $8.38 - $9.625                            279,582       8.78          9.19        68,993        9.58
                                                              -----------       ---       ---------   -----------   ---------
                                                               1,100,036       8.44         $5.82       246,196       $3.81
                                                              -----------       ---       ---------   -----------   ---------

    The weighted-average fair value of the purchase rights granted under the Employee Plan in 1997 was $1.91.

EMPLOYEE SAVINGS PLAN

    The Company has a 401(k) savings plan which covers substantially all of its eligible employees. Employees may contribute up to 15 percent of their annual compensation, subject to certain limits. Employee contributions are matched by the Company at 25 percent of up to 4 percent of the employees' contributions. Employees are eligible to participate after attaining the age of 21. Company contributions vest ratably over a five-year period. Company contributions to the plan totaled $114,821, $82,599, and $41,600 during 1997, 1996 and 1995, respectively.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

7. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISKS:

    The net investment in sales-type leases includes approximately $6,545,000 and $7,057,000 at December 31, 1997 and 1996, respectively, attributable to Fresenius Medical Care North America (FMC). The non-recourse notes payable includes approximately $6,050,000 and $5,367,000 of December 31, 1997 and 1996, attributable to FMC.

    During the years ended December 31, 1997, 1996 and 1995, the following customers individually accounted for more than 10 percent of the Company's revenue:

                                                                                   1997              1996              1995
                                                                             ----------------  ----------------  ----------------
                                                                               AMOUNT      %     AMOUNT      %     AMOUNT      %
                                                                             -----------  ---  -----------  ---  -----------  ---
Packard Bell Electronics, Inc. (Packard Bell)..............................  $10,753,000   17% $12,473,000   20% $17,497,000   36%
Federal Express Company (Fed Ex)...........................................    3,117,000    5%   6,906,000   11%   5,672,000   12%
FMC........................................................................    1,202,000    2%   8,601,000   14%     --       --

    The loss of Packard Bell could have a significant impact on the results of operations of the Company in the near term. The Company has experienced a decline in revenues from Packard Bell as a result of changes made by Packard Bell in its end user product warranty. For the three months ended December 31, 1997, revenues from Packard Bell represented 9.4% of total Company revenues. Revenues from FedEx declined due to a discontinuation of the repair business during the third quarter of 1997. Revenues from both Packard Bell and FedEx are included in service revenues in the accompanying consolidated statements of income. During 1996, revenues from FMC included a significant sales-type lease transaction, and are included in hardware revenues in the accompanying consolidated statements of income.

    The Company operates in two geographic areas: North America and Europe. Revenues, operating income and income before provision for income taxes for the year ended December 31, 1995, for each geographic area, are as follows:

                                                                                INCOME BEFORE
                                                                   OPERATING    PROVISION FOR
                                                     REVENUES        INCOME     INCOME TAXES
                                                   -------------  ------------  -------------
Year ended December 31, 1995:
  North America..................................  $  47,130,106  $  2,247,280   $ 1,139,722
  Europe.........................................      2,101,751       540,857       541,968
                                                   -------------  ------------  -------------
                                                   $  49,231,857  $  2,788,137   $ 1,681,690
                                                   -------------  ------------  -------------
                                                   -------------  ------------  -------------

    As of December 31, 1995, the Company had total assets of approximately $1,596,000 denominated in Canadian dollars and British pound sterling. Revenues, operating income, income before provision for income taxes and total assets for the European operations for the years ended December 31, 1997 and 1996, were less than 10% of the respective consolidated totals.

8. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

    The Company leases certain offices, production facilities and equipment under non-cancelable operating lease agreements expiring at various dates through the year 2003. Rent expense for the years

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

8. COMMITMENTS AND CONTINGENCIES: (CONTINUED) ended December 31, 1997, 1996 and 1995, totaled approximately $1,357,000, $1,040,000 and $963,000, respectively.

    Future minimum operating lease payments as of December 31, 1997, were as follows:

YEAR ENDING
DECEMBER 31,                                                                         AMOUNT
--------------------------------------------------------------------------------  ------------
1998............................................................................  $    948,897
1999............................................................................       847,309
2000............................................................................       706,158
2001............................................................................       618,239
2002............................................................................       615,461
Thereafter......................................................................        51,211
                                                                                  ------------
                                                                                  $  3,787,275
                                                                                  ------------
                                                                                  ------------

OBLIGATIONS UNDER CAPITAL LEASES

    The Company leases certain equipment under capital leases.

    Future minimum lease payments under capital leases at December 31, 1997, together with the present value of the minimum lease payments, are as follows:

YEAR ENDING
DECEMBER 31,                                                                          AMOUNT
----------------------------------------------------------------------------------  ----------
1998..............................................................................  $   78,285
1999..............................................................................      78,285
2000..............................................................................      77,331
2001..............................................................................      13,888
                                                                                    ----------
Total minimum lease payments......................................................     247,789
Less--Amount representing interest................................................     (24,849)
                                                                                    ----------
Present value of minimum lease payments...........................................     222,940
Less--Current maturities..........................................................     (55,352)
                                                                                    ----------
Obligations under capital leases..................................................  $  167,588
                                                                                    ----------
                                                                                    ----------

    Interest expense for obligations under capital leases was $21,848 and $24,326 for the years ended December 31, 1997 and 1996, respectively. The Company had immaterial interest expense for the obligations under capital leases for the year ended December 31, 1995.

    Assets recorded under capital leases are included in property and equipment at December 31, 1997 and 1996, as follows:

                                                                           1997        1996
                                                                        ----------  ----------
Furniture, fixtures and equipment.....................................  $  328,448  $  328,448
Less--Accumulated depreciation........................................    (131,380)    (65,690)
                                                                        ----------  ----------
                                                                        $  197,068  $  262,758
                                                                        ----------  ----------

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

8. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Subsequent to December 31, 1997, the Company entered into a new capital lease that cancelled the existing capital leases and provided for new equipment. The capital lease obligation and assets under the new capital leases will increase by approximately $395,000.

LEGAL MATTERS

    The Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

9. INCOME TAXES:

    The Company accounts for income taxes under provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

    The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                                            1997          1996         1995
                                                        ------------  ------------  ----------
Current:
  Federal.............................................  $    235,000  $   (162,000) $  395,000
  State...............................................        44,000       (30,000)     74,000
  Foreign.............................................        95,000        20,000      95,000
                                                        ------------  ------------  ----------
                                                             374,000      (172,000)    564,000
                                                        ------------  ------------  ----------
Deferred:
  Federal.............................................       915,000     1,250,000      90,000
  State...............................................       171,000       234,000      17,000
  Foreign.............................................       --            --           --
                                                        ------------  ------------  ----------
                                                           1,086,000     1,484,000     107,000
                                                        ------------  ------------  ----------
                                                        $  1,460,000  $  1,312,000  $  671,000
                                                        ------------  ------------  ----------
                                                        ------------  ------------  ----------

    The principal differences between the federal statutory tax rate and the effective tax rate are as follows for the years ended December 31, 1997, 1996 and 1995:

                                                                                  1997  1996  1995
                                                                                  ----  ----  ----
Federal statutory rate..........................................................  34.0% 34.0% 34.0%
State taxes, net of federal benefit.............................................   4.0   4.0   4.0
Non-taxable income from investments.............................................  (1.0) (1.9)  --
Other...........................................................................  (1.6)  --    1.9
                                                                                  ----  ----  ----
                                                                                  35.4% 36.1% 39.9%
                                                                                  ----  ----  ----
                                                                                  ----  ----  ----

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

9. INCOME TAXES: (CONTINUED)
income tax reporting purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31 are summarized as follows:

                                                                       1997          1996
                                                                   -------------  -----------
Deferred income tax assets:
  Goodwill.......................................................  $     854,000  $   930,000
  Deferred income recognition....................................         60,000       91,000
  Allowance for doubtful accounts................................        130,000      321,000
  Net operating loss.............................................        837,000      693,000
  Alternative minimum tax........................................        264,000       62,000
  Other..........................................................         83,000       34,000
                                                                   -------------  -----------
                                                                       2,228,000    2,131,000
                                                                   -------------  -----------
Deferred income tax liabilities:
  Depreciation and amortization..................................     (2,805,000)  (1,374,000)
  Sales-type leases..............................................     (1,031,000)  (1,321,000)
  Other..........................................................        (55,000)     (13,000)
                                                                   -------------  -----------
                                                                      (3,891,000)  (2,708,000)
                                                                   -------------  -----------
                                                                   $  (1,663,000) $  (577,000)
                                                                   -------------  -----------
                                                                   -------------  -----------

    At December 31, 1997 and 1996, there was no valuation allowance for deferred taxes.

10. NON-RECURRING CHARGES:

    During fiscal year 1996, the Company adopted a plan to restructure certain of its operations in Memphis, Tennessee. Restructuring costs of $243,493, primarily related to employee termination benefits, were incurred and are reflected in the accompanying consolidated statements of income. All costs related to the restructuring were paid as of December 31, 1996.

    During fiscal year 1995, the Company adopted a plan to consolidate the Company's administrative office in Atlanta, Georgia, with the facilities located in Clearwater, Florida. In connection with the consolidation, the Company recognized certain costs estimated by management at $600,000 relating to relocation of certain employees, the termination of the Altanta office lease, and termination benefits due seven identified employees not being relocated. All costs related to the relocation of certain employees (approximately $440,000), lease termination (approximately $62,000), and employee termination benefits (approximately $98,000) were either paid or obligated for payment as of December 31, 1995.

                                  SCHEDULE II

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                              ADDITIONS
                                                                  BALANCE    CHARGED TO                 BALANCE
                                                                 BEGINNING    COSTS AND                  END OF
                                                                 OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                                 ----------  -----------  -----------  ----------
Year ended December 31, 1997: Allowance for doubtful
 accounts......................................................  $  845,000  $  (318,572) $  (120,530) $  342,898
Year ended December 31, 1996: Allowance for doubtful
 accounts......................................................     200,000      694,217      (49,217)    845,000
Year ended December 31, 1995: Allowance for doubtful
 accounts......................................................      30,000      170,000      --          200,000

                                 EXHIBIT INDEX

                                                                                                                    SEQUENTIALLY
  EXHIBIT                                                                                                             NUMBERED
  NUMBER                                                      DESCRIPTION                                               PAGE
-----------             ----------------------------------------------------------------------------------------  -----------------

       3.1      --      Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Company's
                        Registration Statement on Form S-1, No. 33-98716).

       3.2      --      Articles of Amendment to Amended and Restated Articles of Incorporation (Exhibit 3.2 to
                        the Company's Registration Statement on Form S-1, No. 33-98716).

       3.3      --      Form of Second Amended and Restated Articles of Incorporation (Exhibit 3.3 to the
                        Company's Registration Statement on Form S-1, No. 33-98716).

       3.4      --      Bylaws of the Company (Exhibit 3.4 to the Company's Registration Statement on Form S-1,
                        No. 33-98716).

       3.5      --      Amendment to Bylaws of the Company (Exhibit 3.5 to the Company's Registration Statement
                        on Form S-1, No. 33-98716).

       4.1      --      Specimen Common Stock Certificate (Exhibit 4.1 to the Company's Registration Statement
                        on Form S-1, No. 33-98716).

       4.2      --      See Exhibits 3.1 through 3.5 for the provisions of the Company's Amended and Restated
                        Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

      10.1      --      Equipment Service Agreement dated November 1, 1994, between the Company and FedEx
                        Corporation (Exhibit 10.1 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

      10.2      --      Equipment Service Agreement dated March 13, 1995 between the Company and Packard Bell,
                        Inc. (Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 33-98716).

      10.3      --      General Services Agreement dated June 19, 1992 between the Company and Federal Express
                        Corporation (Exhibit 10.5 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

      10.4      --      Change Order Extending General Services Agreement dated August 1, 1994 between the
                        Company and Federal Express Corporation (Exhibit 10.6 to the Company's Registration
                        Statement on Form S-1, No. 33-98716).

      10.5      --      Systems Integrator Agreement dated June 1, 1995 between the Company and Cisco Systems
                        Inc. (Exhibit 10.7 to the Company's Registration Statement on Form S- 1, No. 33-98716).

      10.6      --      Non-Competition and Right-of-First-Refusal Agreement dated March 25, 1994 between the
                        Company and AT &T Paradyne Corporation (Exhibit 10.17 to the Company's Registration
                        Statement on Form S-1, No. 33- 98716).

      10.7      --      Contracted Service Agreement for Field Service between the Company and IBM dated
                        February 23, 1995 (Exhibit 10.19 to the Company's Registration Statement on Form S-1,
                        No. 33-98716).

      10.8      --      Global Roam Rental Agreement dated July 17, 1995 between the Company and GTE Mobile
                        Communication Service Corporation (Exhibit 10.21 to the Company's Registration Statement
                        on Form S-1, No. 33-98716).

                                                                                                                    SEQUENTIALLY
  EXHIBIT                                                                                                             NUMBERED
  NUMBER                                                      DESCRIPTION                                               PAGE
-----------             ----------------------------------------------------------------------------------------  -----------------
      10.9      --      Equipment Service Agreement dated August 18, 1995 between the Company and TxPort, Inc.
                        (Exhibit 10.22 to the Company's Registration Statement on Form S-1, No. 33-98716).

     10.10      --      Loan and Security Agreement dated November 29, 1994 between the Company and SouthTrust
                        Bank of Georgia, N.A. (Exhibit 10.23 to the Company's Registration Statement on Form
                        S-1, No. 33-98716).

     10.11      --      Installment Note dated March 25, 1994 issued by the Company payable to AT&T Paradyne
                        Corporation (Exhibit 10.24 to the Company's Registration Statement on Form S-1, No. 33-
                        98716).

     10.12      --      Security Agreement dated March 25, 1994 between. the Company and AT &T Paradyne
                        Corporation (Exhibit 10.25 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

     10.13      --      Agreement Revising Installment Note dated March 25, 1995 between the Company and AT &T
                        Paradyne dated March 25, 1995 (Exhibit 10.27 to the Company's Registration Statement on
                        Form S-1, No. 33-98716).

     10.14      --      401 (k) Plan of the Company (Exhibit 10.28 to the Company's Registration Statement on
                        Form S-1, No. 33- 98716).

     10.15      --      Stock Option Plan of the Company, as amended (Exhibit 10.29 to the Company's
                        Registration Statement on Form S-1, No. 33-98716).

     10.16      --      Form of Non-Competition and Non-Disclosure Agreement dated March 25, 1994, between the
                        Company and each of John A. Koehler, Anthony M. Ramunno, Jr., Derek S. Beveridge and
                        Michael R. Jones (Exhibit 10.30 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

     10.17      --      Employment Agreement dated December 7, 1994, between the Company and L. James Bradshaw
                        (Exhibit 10.32 to the Company's Registration Statement on Form S-1, No. 33-98716).

     10.18      --      Employment Agreement dated December 7, 1994, between the Company and Peter Reagan
                        (Exhibit 10.33 to the Company's Registration Statement on Form S-1, No. 33-98716).

     10.19      --      Form of Indemnification Agreement dated May 9, 1995, between the Company and each of its directors and executive officers (Exhibit 10.34 to the Company's Registration Statement
                        on Form S-1, No. 33- 98716).

     10.20      --      Letter Agreement dated July 19, 1994 between the Company and Bertil D. Nordin (Exhibit
                        10.37 to the Company's Registration Statement on Form S-1, No. 33- 98716).

     10.21      --      Lease Agreement dated March 4, 1994, between 3901 Roswell Road Associates, T.C. and the
                        Company for premises located at 3901 Roswell Road, N.E., Suite 310, Marietta, Georgia
                        (Exhibit 10.38 to the Company's Registration Statement on Form S-1, No. 33- 98716).

                                                                                                                    SEQUENTIALLY
  EXHIBIT                                                                                                             NUMBERED
  NUMBER                                                      DESCRIPTION                                               PAGE
-----------             ----------------------------------------------------------------------------------------  -----------------
     10.22      --      Lease Agreement dated March 31, 1994, between the Company and PNC Realty Holding Corp., of Florida for premises located at 15950 Bay Vista Drive, Suite 340, Clearwater, Florida
                        (Exhibit 10.39 to the Company's Registration Statement on Form S-1, No. 33-98716).

     10.23      --      Lease Agreement dated June 20, 1994, between the Company and Holiday Inns, Inc. for premises located at Commerce Center, HOB Building, 3781 3797 Lamar Avenue, Memphis,
                        Tennessee (Exhibit 10.40 to the Company's Registration Statement on Form S-1, No. 33-
                        98716).

     10.24      --      Lease Renewal/Expansion Proposal dated October 18, 1994, for 747 Church Road, Suite C-1,
                        Elmhurst, Illinois issued by Morgan Realty Partners to TechNet, Inc. (Exhibit 10.41 to
                        the Company's Registration Statement on Form S-1, No. 33-98716).

     10.25      --      Lease Amendment Agreement dated December 9, 1994, between Banyan/ Morgan Milwaukee
                        Limited Partnership and TechForce/TechNet for premises located at Suite C- 1, Elmhurst
                        Metro Court, Elmhurst, Illinois (Exhibit 10.42 to the Company's Registration Statement
                        on Form S-1, No. 33-98716).

     10.26      --      Addendum to Lease Agreement dated 1995, between the Company and PNC Realty Holding Corp.
                        of Florida for premises located at 15950 Bay Vista Drive, Suite 340, Clearwater, Florida
                        (Exhibit 10.43 to the Company's Registration Statement on Form S-1, No. 33- 98716).

     10.27      --      Form of Option Agreement between the Company and optionees under the Company's Stock
                        Option Plan (Exhibit 10.44 to the Company's Registration Statement on Form S-1, No.
                        33-98716).

     10.28      --      Investment and Stockholders' Agreement dated March 25, 1994 between the Company and
                        Investors listed in Exhibit A thereto Corporation (Exhibit 10.49 to the Company's
                        Registration Statement on Form S-1, No. 33- 98716).

     10.29      --      Management Stockholder Participation Agreement dated November 1994 between the Company and Messrs. Bradshaw, Siders and Reagan (Exhibit 10.50 to the Company's Registration
                        Statement on Form S-1, No. 33- 98716).

     10.30      --      Investment Agreement dated November 4, 1994 between the Company and Bertil D. Nordin
                        (Exhibit 10.51 to the Company's Registration Statement on Form S-1, No. 33-98716).

     10.31      --      1995 Stock Incentive Plan (Exhibit 10.52 to the Company's Registration Statement on Form
                        S-1, No. 33- 98716).

     10.32      --      Directors' Stock Option Plan (Exhibit 10.53 to the Company's Registration Statement on
                        Form S-1, No. 33- 98716).

     10.33      --      Employee Stock Purchase Plan (Exhibit 10.54 to the Company's Registration Statement on
                        Form S-1, No. 33- 98716).

     10.34      --      Value Added Distributor Agreement between Paradyne Corporation and the Company executed
                        November 10, 1995--(Exhibit 10.55 to the Company's annual report on Form 10-K for the period ended December 31, 1995),

                                                                                                                    SEQUENTIALLY
  EXHIBIT                                                                                                             NUMBERED
  NUMBER                                                      DESCRIPTION                                               PAGE
-----------             ----------------------------------------------------------------------------------------  -----------------
     10.35      --      Second Lease Amendment Agreement dated October 25, 1995 between Banyan/ Morgan Milwaukee
                        Limited Partnership and the Company (Exhibit 10.56 to the Company's annual report on
                        Form 10-K for the period ended December 31, 1995).

     10.36      --      Commencement Notice dated November 3, 1995 between Banyan/Morgan Milwaukee Limited
                        Partnership and the Company -. (Exhibit 10.57 to the Company's annual report on Form
                        10-K for the period ended December 31, 1995).

     10.37      --      Sublease between Witness Systems, Inc. and the Company dated January 3, 1996 (Exhibit
                        10.58 to the Company's annual report on Form 10-K for the period ended December 31,
                        1995).

     10.38      --      Lease Agreement between 3901 Roswell Road Associates, T.C. and the Company dated January
                        24, 1996--(Exhibit 10.59 to the Company's annual report on Form 10-K for the period ended December 31, 1995).

     10.39      --      Services Level Agreement for Installation and Support Services between the Company and
                        National Medical Care, Inc., dated March 1, 1996 (Exhibit 10.0 to the Company's Report on Form 10-Q for the period ended March 31, 1996).

     10.40      --      General Services Agreement between the Company and Federal Express, dated June 19, 1996
                        (Exhibit 10.1 to the Company's Report on Form 10-Q for the period ended September 30,
                        1996).

     10.41(a)    --     Loan Agreement between the Company and First Union National Bank, dated September 23,
                        1996 (Exhibit 10.2(a) to the Company's Report on Form 10-Q for the period ended
                        September 30, 1996).

     10.41(b)    --     Security Agreement between the Company and First Union National Bank, dated September
                        23, 1996 (Exhibit 10.2(b) to the Company's Report on Form 10-Q for the period ended
                        September 30, 1996).

     10.41(c)    --     Promissory Note between the Company and First Union National Bank, dated September 23,
                        1996 (Exhibit 10.2(c) to the Company's Report on Form 10-Q for the period ended
                        September 30, 1996).

     10.42      --      Transfer of Federal Express Services Agreement, dates as of September 26, 1997, by and between TechForce Corporation and ATS Telephone & Data Systems, Inc. (Exhibit 10.1 to
                        the Company's quarterly report on Form 10-Q for the period ended September 30, 1997).

     10.43      --      Premise Lease, dated March 12, 1997, with addendum dated September 30, 1997, by and between TechForce Corporation and Pinellas Bay Vista Partners, Ltd. - (Exhibit 10.2 to
                        the Company's quarterly report on Form 10-Q for the period ended September 30, 1997).

     10.44      --      Equipment Service Agreement dated August 5, 1997 between the Company and Sears, Roebuck, and Company (filed herewith).

      21.1      --      List of Subsidiaries of the Registrant (filed herewith).

      23.1      --      Consent of Arthur Andersen LLP (filed herewith).

      23.2      --      Consent of Pridie Brewster (filed herewith).

        27      --      Summary Financial Data.