Form 10-Q
period 1998-03-31
TECHFORCE CORP
filed 1998-05-15
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                      ----------------------------------

                                   FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                      ----------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      ------------------

                        Commission file number 0-27204

                             TECHFORCE CORPORATION
-------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter


                 GEORGIA                                58-2082077
-------------------------------------------------------------------------------
         (State of Incorporation)         (I.R.S. Employer Identification No.)


5741 Rio Vista Drive, Clearwater, Florida                                 33760
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code  (813) 532-3600
                                                    ---------------------------

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

Yes /X/    No / /
    ---       ---

       As of May 11, 1998, there were 8,164,072 shares of the issuer's common stock outstanding.

                            TECHFORCE CORPORATION

                                  FORM 10-Q

                       QUARTER ENDED MARCH 31, 1998

                                    INDEX



PART I.          FINANCIAL INFORMATION                        PAGE NO.
-------          ---------------------                        --------

Item 1      Financial Statements...........................       1

            Consolidated Balance Sheet.....................       1

            Consolidated Statements of Operations..........       2

            Consolidated Statements of Cash Flows..........       3

            Notes to Consolidated Financial
            Statements.....................................       4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.....................................       7

Item 3.     Quantitative and Qualitative
            Disclosures About Market Risks.................      10


PART II.    OTHER INFORMATION

Item 1      Legal Proceedings..............................      11

Item 2       Changes in Securities.........................      11

Item 3       Defaults Upon Senior Securities...............      11

Item 4       Submission of Matters to a Vote of
             Shareholders..................................      11

Item 5       Other Information.............................      11

Item 6       Exhibits and Reports on Form 8-K..............      11


SIGNATURES
----------
Signatures.................................................      12


EXHIBIT INDEX
-------------

                   TECHFORCE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               March 31, 1998
                               (In thousands)



              ASSETS                                                 March 31, 1996      December 31, 1997
                                                                     --------------      -----------------
                                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                            $  1,062              $   735
  Investments                                                               100                3,175
  Accounts receivable, net of Allowance for Doubtful Accounts            16,123               12,829
  of $356,149 and $345,000 at Mar 31, 1998 and Dec 31, 1997
  respectively
  Inventories                                                             3,880                3,461
  Net Investment in Sales Type Leases (current portion)                   3,969                4,100
  Prepaid expenses/Other Assets                                           1,321                1,037
                                                                       --------              --------
     Total current assets                                                26,455               25,391
                                                                       --------              --------
PROPERTY, PLANT AND EQUIPMENT
  Leasehold Improvements                                                    928                  764
  Office furniture and fixtures                                           8,213                7,499
  Replacement parts                                                      17,713               17,077
  Equipment held for rental                                                 734                  592
                                                                       --------              --------
                                                                         27,588               25,932
  Less accumulated depreciation                                         (12,322)             (10,963)
                                                                       --------              --------
     Total property, plant and equipment net                             15,266               14,964
                                                                       --------              --------
NET INVESTMENTS IN SALES TYPE LEASES                                      9,629               10,105
  Less current portion                                                 --------              --------

ORGANIZATION COSTS AND OTHER ASSETS                                         189                  273
                                                                       --------              --------
     Total assets                                                      $ 51,539             $ 50,673
                                                                       --------              --------
                                                                       --------              -------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                                     $  4,758              $ 3,906
  Accrued expenses                                                          905                1,936
  Accrued contract labor                                                    782                  551
  Current maturities of obligations under capital leases,
   long-term debt and non-recourse notes payable                          2,635                2,770
  Line of credit                                                             -                    -
  Deferred revenue                                                        3,445                2,069
  Deferred Taxes                                                             81                   81
                                                                       --------              --------
                                                                         12,604               11,313
                                                                       --------              --------
LONG-TERM DEBT AND OTHER LIABILITIES                                      1,828                1,835
                                                                       --------              -------
NON-RECOURSE NOTES PAYABLE, net of current maturities                     5,588                6,032
                                                                       --------              --------

STOCKHOLDERS' EQUITY
  Common stock                                                               81                   81
  Additional paid in capital                                             28,072               28,031
  Retained earnings                                                       3,266                3,381
                                                                       --------              --------
                                                                         31,419               31,493
                                                                       --------              --------
   Total liabilities and stockholders' equity                          $ 51,539             $ 50,673
                                                                       --------              --------
                                                                       --------              --------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)



                                                      Three months ended
                                                           March 31
                                                    ------------------------
                                                        1998         1997
                                                    -----------   ----------
Revenues:
  Services                                          $    11,700   $   10,220
  Hardware                                                4,917        7,441
                                                    -----------   ----------
    Total revenues                                       16,617       17,661
                                                    -----------   ----------

Direct costs:
  Services                                                8,895        7,194
  Hardware                                                4,102        5,488
                                                    -----------   ----------
    Total direct costs                                   12,997       12,682
                                                    -----------   ----------

Gross Margin:
  Services                                                2,805        3,026
  Hardware                                                  815        1,953
                                                    -----------   ----------
    Total gross margin                                    3,620        4,979
                                                    -----------   ----------

Operating costs
  Selling and marketing                                   2,336        2,282
  General and administrative                              1,440        1,147
                                                    -----------   ----------
                                                          3,776        3,429
                                                    -----------   ----------

Operating (loss) Income                                    (158)       1,550

Interest expense, net                                        20           41
                                                    -----------   ----------
(Loss) Income before taxes                                 (176)       1,509

Benefit (Provision) for income taxes                         61         (549)
                                                    -----------   ----------
Net (loss) income                                   $      (115)  $      980
                                                    -----------   ----------
Basic earnings per common share                     $     (0.01)  $     0.12
                                                    -----------   ----------
Diluted earnings per common share                   $     (0.01)  $     0.12

Weighted average number of common
  shares outstanding                                  8,123,103    7,979,909
                                                    -----------   ----------

Weighted average number of common
  and common equivalent shares                        8,123,103    8,265,472
                                                    -----------   ----------


                   TECHFORCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)



                                                                    Three Months Ended
                                                                         March 31
                                                                ----------------------------
                                                                    1998           1997
                                                                -------------  -------------
                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities
  Net (loss) Income                                                  ($115)          $960
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                  1,437            746
      Changes in operating assets and liabilities                   (2,474)           486
                                                                -------------  -------------
Net cash (used in) provided by operating activities                 (1,152)         2,141

Cash Flows from investing activities
  Purchase of property and equipment                                (1,658)        (1,376)
  Investment in sales-type leases                                      807           (510)
  Sale of Investments                                                3,075              0
                                                                -------------  -------------
Net cash provided by (used in) investing activities                  2,028         (1,888)
                                                                -------------  -------------

Cash flows from financing activities
  Borrowings under revolving credit facilities                           0              0
  Repayment of long term debt                                         (589)          (450)
  Issuances of Common Stock, net                                        41              0
                                                                -------------  -------------
Net cash used in financing activities                                 (548)          (469)
                                                                -------------  -------------

Net increase (decrease) in cash and cash equivalents                   328           (204)

Cash and cash equivalents, beginning of period                         736           8242
                                                                -------------  -------------
Cash and cash equivalents, end of period                            $1,062         $6,038
                                                                -------------  -------------
                                                                -------------  -------------

                           TECHFORCE CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      March 31, 1998
                                        (Unaudited)


1.  NATURE OF BUSINESS

    TechForce Corporation and subsidiaries (collectively, the "Company" and formerly TechForce, & Georgia general partnership) are engaged in the sale, design, on-alle installation and maintenance, and support of computer and data communications networking equipment.

2.  BASIS OF FINANCIAL REPORTING

    The condensed consolidated financial statements at March 31, 1998 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

3.  MAJOR CUSTOMERS

    During the quarters ended March 31, 1998, and March 31, 1997, the following customers individually accounted for more than 10% of the Company's revenue:


                                       Quarter Ended March 31, 1998        Quarter Ended March 31, 1997
                                       ----------------------------        ----------------------------
                                       Amount (1000)     Percentage        Amount (1000)     Percentage
                                       -------------     ----------        -------------     ----------
    Packard Bell Electronics, Inc.            $1,075             6%               $3,599              20%
    General Electric Corporation              $3,023            18%               $   --               0%


    The loss of revenues from General Electric Corporation could have a material impact on the results of the operations of the Company in the near term. Management believes that the loss of revenues from Packard Bell would not have a material impact on the results.

4.  EARNINGS PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standards
    (SFAS) No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is based upon the weighted average number of common shares and the diluted earnings per share is based upon the weighted average number of common shares plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted earnings per share computations shown on the face of the accompanying consolidated statements of operations:

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                     1998            1997
                                                                  -----------     ------------

         Basic weighted average number of common
           shares.......................................            8,123,103       7,979,909
         Dilutive effect of options outstanding.........               --             285,563
         Dilutive weighted average number of common
           and common equivalent shares outstanding.....            8,123,103       8,265,472

The following options were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share because the company incurred a net loss:

         Number of options.............................                             1.389.561
         Range of exercised prices.....................                           $.38 - 9.63
         Range of expiration dates.....................                           2004 - 2008

The following options were outstanding at March 31, 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for March 31, 1997.

         Number of options.............................                               549,866
         Range of exercise prices......................                          $7.00 - 9.63
         Range of expiration dates.....................                           2005 - 2007

    As a result of adopting SFAS 128, the Company's quarterly earnings per share
    for March 31, 1997, has been restated.   However, for the three months ended
    March 31, 1997, the previously reported primary and fully diluted earnings per share did not differ from the basic and diluted earnings per share calculated under SFAS 128.

5.  LEGAL MATTERS

    From time to time, the Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters will not have a material adverse effect on the Company's financial position at March 31, 1998 or results of operations for the three months then ended.

6.  RECLASSIFICATIONS

    Certain amounts included in the 1997 financial statements have been reclassified to conform with the 1998 financial statements.


7.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments and related information. SFAS 131 is effective for financial statement relating to annual periods beginning after December 15, 1997. Management has determined that the adoption of SFAS 131 will not have a material effect on the accompanying consolidated financial statements.

    In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 132 "Employers disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) which standardizes the disclosure requirements for defined contribution plans and defined benefit plans. The statement is effective for financial statements relating to annual periods beginning after December 31, 1997. Management has determined that the adoption of SFAS 132 will not have a material effect on the accompanying consolidated financial statements.

    Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

8. On May 8, 1998, the Company announced that it will restructure its business operations away from the hardware business segment by reducing the infrastructure and resources allocated to it. As a result of the planned cost reductions, the Company expects to incur a non-recurring charge in the second quarter of approximately $2.5 million related to staff reductions, closing and relocating certain functions and inventory valuation adjustments in response to the Company's strategy shift related to the sale of hardware.

PART I.          FINANCIAL INFORMATION (continued)
-------          ---------------------

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

      Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Company's workstation support agreements. Revenues from product sales are recognized at the time of shipment. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments are recorded currently as revenues and the related costs of the equipment less the present value of any appropriate unguaranteed residual value are recorded to cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases for the three months ended March 31, 1998 and March 31, 1997, respectively were $0.3 million and $1.0 million. Amortized interest on sales-type leases totaled $0.2 million and $0.1 million for the three month periods ended March 31, 1998 and March 31, 1997, respectively.

      Management anticipates that revenues from its proprietary channel extension products and services will continue to decrease at a rate of approximately 10% to 20% per year primarily as a result of a trend toward open-systems environments. Management does not believe that this gradual decline in such revenues will have a material adverse effect on the Company's results of operations and financial condition.

      Revenues from Packard Bell represented 6% of total Company revenues for the three months ended March 31, 1998 as compared to 20% for the three months ended March 31, 1997. The call volume level for the three months ended March 31, 1998 may not be indicative of future call volumes due to changes made by Packard Bell in its end user product warranty. Revenues from General Electric represented 18% of total Company revenues for the three months ended March 31, 1998. The Company received no revenues from General Electric for the three months ended March 31, 1997.

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

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments and related information. SFAS 131 is effective for financial statements relating to annual periods beginning after December 15, 1997. Management has determined that the adoption of SFAS 131 will not have a material effect on the accompanying consolidated Financial Statements.

      In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) which standardizes the disclosure requirements for defined contribution plans and defined benefit plans. The statement is effective for financial statements relating to annual periods beginning after December 15, 1997. Management has determined that the adoption of SFAS 132 will not have a material effect on the accompanying consolidated financial statements.

      Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      Total revenues. Total revenues decreased 5.9% from $17.7 million for the three months ended March 31, 1997 to $16.6 million for the three months ended March 31, 1998 due to decreased hardware sales and leasing activity partially offset by increased enterprise network support and workstation support revenues.

      Service revenues. Revenues from services increased 14.5% from $10.2 million (57.9% of total revenues) for the three months ended March 31, 1997 to $11.7 million (70.4% of total revenues) for the three months ended March 31, 1998. This increase was attributable to increased enterprise network and workstation support revenues offset by the reduced revenue from FedEx. Revenues from enterprise network support services increased by 26.0% while revenues from workstation support increased by 32.3% for the three months ended March 31, 1998 as compared to revenues from these services for the three months ended March 31, 1997. Service revenues include revenues from the sale of workstation repair parts procured by the Company on behalf of certain workstation support customers.

      Hardware revenues. Revenues from hardware decreased 33.9% from $7.4 million (42.1% of total revenue) for the three months ended March 31, 1997 to $4.9 million (29.6% of total revenues) for the three months ended March 31, 1998. Hardware revenues included revenues from leasing activities of $1.0 million and $.3 million for the three months ended March 31, 1997 and 1998, respectively. On May 8, 1998, the Company announced that it will reduce its strategic focus on hardware and will decrease the infrastructure supporting its hardware sales efforts. Accordingly the Company expects revenue from the sale and lease of hardware to decline from historical levels.

      Cost of Service. Cost of service increased 23.6% from $7.2 million (70.4% of service revenues) for the three months ended March 31, 1997 to $8.9 million (76.0% of service revenues) for the three months ended March 31, 1998. This overall cost of service increase was unfavorably affected by the increased cost related to enterprise service delivery, and volume related increase in workstation support. Cost of service includes the cost of workstation repair parts procured by the Company on behalf of certain workstation support customers.

      Cost of Hardware. Cost of hardware decreased 25.2% from $5.5 million (73.8% of hardware revenues) for the three months ended March 31, 1997 to $4.1 million (83.4% of hardware revenue) for the three months ended March 31, 1998. This decrease was caused by lower hardware revenues during the three months ended March 31, 1998. Increased cost of hardware as a percent of revenue reflected increased competitive pressure on hardware pricing.

      Gross Margin. Overall gross margin decreased 27.4% from $5.0 million, (28.2% of total revenues), for the three months ended March 31, 1997 to $3.6 million, (21.8% of total revenues) for the three months ended March 31, 1998.
 Gross margin on services decreased 7.3% from $3.0 million for the three months ended March 31, 1997 to $2.8 million for the three months ended March 31, 1998, while decreasing as a percent of service revenues from 29.6% to
24.0% respectively.   Gross margin on hardware revenues decreased 58.4% from
$2.0 million for the three months ended March 31, 1997 to $0.8 million for the three months ended March 31, 1998. This decrease was caused primarily by decreased hardware revenues combined with declining margins from sales of hardware during the three months ended March 31, 1998. Hardware margins as a percentage of hardware revenues decreased from 26.2% for the three months ended March 31, 1997 to 16.5% for the three months ended March 31, 1998 primarily as a result of these factors. The Company has experienced competitive pressure on resale hardware margins and anticipates continued pressure due to price competition.

      Selling and Marketing Expenses. Selling and marketing expenses increased 2.3% from $2.3 million (12.9% of total revenues) for the three months ended March 31, 1997 to $2.3 million (14.0% of total revenues) for the three months ended March 31, 1998. The increase resulted primarily from the build up of sales infrastructure which the company now plans to reduce.

      General and Administrative Expenses. General and administrative expenses increased 25.5% from $1.1 million for the three months ended March 31, 1997 to $1.4 million for the three months ended March 31, 1998. Rent, information systems, supplies, and depreciation expenses comprise a significant portion of the general and administrative expense increase over the same period for 1997.

      Operating Income. Operating income decreased 110.1% from $1.6 million, (8.5% of total revenues), for the three months ended March 31, 1997 to $(0.2) million, (1.0% of total revenues), for the three months ended March 31, 1998 as a result of the factors listed above.

      Interest (Income) Expense, Net. Net interest expense totaled $41,000 for the three months ended March 31, 1997, resulting from interest on the company's line of credit. Net interest income totaled $20,000 for the three months ended March 31, 1998, due to higher a investment balance and no line of credit.

      Income Taxes. The Company's effective income tax rate was 34.6% for the three months ended March 31, 1998, as compared to a 36.4% effective income tax rate for the three months ended March 31, 1997.

Liquidity and Capital Resources

      The Company's operating activities provided cash of $2.1 million and used cash of $1.2 million for the three months ended March 31, 1997 and 1998, respectively. Cash provided by operating activities for the 1997 period was primarily due to net income before depreciation and amortization and increase in accounts payable and deferred revenue offset by increases in accounts receivable. Cash used in operating activities for the 1998 period was primarily due to a net operating loss, increases in accounts receivable and inventory, partially offset by increases in accounts payable and deferred revenue.

      The Company's investing activities used cash of $1.9 million and provided cash of $2.0 million for the three months ended March 31, 1997 and 1998, respectively. Cash used by the Company's investing activities for the 1997 period related to the purchase of property and equipment as well as increases in investment of sales-type leases. Cash provided by the Company's investing activities for the 1998 period resulted from the sale of investments, as well as the reduction of investment in sales-type leases, partially offset by the purchase of property and equipment.

       Financing activities used cash of $0.5 million and $0.5 million for the three months ended March 31, 1997 and 1998 respectively, primarily due to the repayment of long term debt.

      The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts and lease receivables. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 7.12% to 7.47% during the three months ended March 31, 1998, and was 7.18% as of March 31, 1998. As of March 31, 1998, the Company had no outstanding balance under the line of credit and approximately $11.6 million was available for borrowing thereunder based upon the Company's qualifying accounts receivables. The Company intends to use its borrowing capacity under the line of credit on a limited basis primarily for working capital requirements. The credit facility expires in September 1998. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

      The Company decreased its investment in sales-type leases by $0.6 million and increased discounted leases to third parties of $0.4 million for the three months ended March 31, 1998. As of March 31, 1998, the Company's investment in capital leases included $9.2 million of leases which had been discounted via non-recourse notes payable to banks. An additional $5.5 million represented undiscounted leases, a portion of which the Company plans to discount in the future. This leasing activity places demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions.

      Management believes that cash from operations and borrowings available under its revolving credit facility together with current cash balances will be sufficient to finance its working capital needs and capital expenditure requirements for at least the next 12 months. Although no assurance can be given, management believes that cash from operations together with available sources of financing, including additional bank debt, will be sufficient to fund the company's capital requirements for the foreseeable future beyond such 12 month period. The Company relocated its joint corporate headquarters and operations facility to a new location in the first quarter of 1998. In conjunction with this move, the company has committed to a 60 month premises lease in Clearwater, Florida. The Company does not currently have any other material commitments for capital expenditures.

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

      The Company also announced that it had signed a contract with a Fortune 100 company under which TechForce, as a subcontractor, will provide network services to customers nationwide.

      On May 8, 1998, the Company announced that it will restructure its business operations away from the hardware business segment by reducing the infrastructure and resouces allocated to it. As a result of the planned cost reductions, the Company expects to incur a non-recurring charge in the second quarter of approximately $2.5 million related to staff reductions, closing and relocating certain functions and inventory valuation adjustments in response to the Company's strategy shift related to the sale of hardware.

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

Item 3.     Defaults Upon Senior Securities
            Not Applicable.

Item 4.     Submission of Matters to a Vote of Shareholders
            Not Applicable.

Item 5.     Other Information
            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit No.   Description
                 -----------   -----------

                    10.1* Master sub-contract agreement, dated March 31, 1998, between TechForce Corporation and XXX Corporation.

                    10.2 Sub-contractor agreement, dated October 10, 1997, between TechForce Corporation and General Electric Corporation.

                    27.1       Financial Data Schedule

                    27.2       Financial Data Schedule (RESTATED)

            (b)   No reports on Form 8-K were filed during the period.


            * Portions of this document have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TECHFORCE CORPORATION



Date: May 14, 1998                /s/ Jerrel W. Kee
                                  ------------------------------------
                                  Jerrel W. Kee
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.
-----------

10.1* Master sub-contract agreement, dated March 31, 1998, between TechForce Corporation and XXX Corporation.

10.2 Sub-contractor agreement, dated October 10, 1997, between TechForce Corporation and General Electric Corporation.

27.1            Financial Data Schedule

27.2            Financial Data Schedule (Restated)

            * Portions of this document have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.