Form 10-Q/A
period 1998-03-31
TECHFORCE CORP
filed 1998-06-04
CIK 920992

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                      ----------------------------------

                                   FORM 10-Q

                                AMENDMENT NO. 1

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


EXHIBIT INDEX
-------------

                   TECHFORCE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               March 31, 1998
                               (In thousands)



              ASSETS                                                 March 31, 1998      December 31, 1997
                                                                     --------------      -----------------
                                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                            $  1,062              $   735
  Investments                                                               100                3,175
  Accounts receivable, net of Allowance for Doubtful Accounts            16,123               12,829
  of $356,149 and $345,000 at Mar 31, 1998 and Dec 31, 1997
  respectively
  Inventories                                                             3,880                3,461
  Net Investment in Sales Type Leases (current portion)                   3,969                4,100
  Prepaid expenses/Other Assets                                           1,321                1,031
                                                                       --------              --------
     Total current assets                                                26,455               25,331
                                                                       --------              --------
PROPERTY, PLANT AND EQUIPMENT
  Leasehold Improvements                                                    928                  764
  Office furniture and fixtures                                           8,213                7,499
  Replacement parts                                                      17,713               17,077
  Equipment held for rental                                                 734                  592
                                                                       --------              --------
                                                                         27,588               25,932
  Less accumulated depreciation                                         (12,322)             (10,968)
                                                                       --------              --------
     Total property, plant and equipment net                             15,266               14,964
                                                                       --------              --------
NET INVESTMENTS IN SALES TYPE LEASES                                      9,629               10,105
  Less current portion                                                 --------              --------

ORGANIZATION COSTS AND OTHER ASSETS                                         189                  273
                                                                       --------              --------
     Total assets                                                      $ 51,539             $ 50,673
                                                                       --------              --------
                                                                       --------              -------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                                     $  4,756              $ 3,906
  Accrued expenses                                                          905                1,936
  Accrued contract labor                                                    782                  551
  Current maturities of obligations under capital leases,
   long-term debt and non-recourse notes payable                          2,635                2,770
  Line of credit                                                             -                    -
  Deferred revenue                                                        3,445                2,069
  Deferred Taxes                                                             81                   81
                                                                       --------              --------
                                                                         12,604               11,313
                                                                       --------              --------
LONG-TERM DEBT AND OTHER LIABILITIES                                      1,928                1,835
                                                                       --------              -------
NON-RECOURSE NOTES PAYABLE, net of current maturities                     5,588                6,032
                                                                       --------              --------

STOCKHOLDERS' EQUITY
  Common stock                                                               81                   81
  Additional paid in capital                                             28,072               28,031
  Retained earnings                                                       3,266                3,381
                                                                       --------              --------
                                                                         31,419               31,493
                                                                       --------              --------
   Total liabilities and stockholders' equity                          $ 51,539             $ 50,673
                                                                       --------              --------
                                                                       --------              --------

                    TECHFORCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)



                                                      Three months ended
                                                           March 31
                                                    ------------------------
                                                        1998         1997
                                                    -----------   ----------
Revenues:
  Services                                          $    11,700   $   10,220
  Hardware                                                4,917        7,441
                                                    -----------   ----------
    Total revenues                                       16,617       17,661
                                                    -----------   ----------

Direct costs:
  Services                                                8,895        7,194
  Hardware                                                4,102        5,488
                                                    -----------   ----------
    Total direct costs                                   12,997       12,682
                                                    -----------   ----------

Gross Margin:
  Services                                                2,805        3,026
  Hardware                                                  815        1,953
                                                    -----------   ----------
    Total gross margin                                    3,620        4,979
                                                    -----------   ----------

Operating costs
  Selling and marketing                                   2,336        2,282
  General and administrative                              1,440        1,147
                                                    -----------   ----------
                                                          3,776        3,429
                                                    -----------   ----------

Operating (loss) Income                                    (156)       1,550

Interest expense, net                                        20           41
                                                    -----------   ----------
(Loss) Income before taxes                                 (176)       1,509

Benefit (Provision) for income taxes                         61         (549)
                                                    -----------   ----------
Net (loss) income                                   $      (115)  $      960
                                                    -----------   ----------
Basic earnings per common share                     $     (0.01)  $     0.12
                                                    -----------   ----------
Diluted earnings per common share                   $     (0.01)  $     0.12

Weighted average number of common
  shares outstanding                                  8,123,103    7,979,909
                                                    -----------   ----------

Weighted average number of common
  and common equivalent shares                        8,123,103    8,265,472
                                                    -----------   ----------


                   TECHFORCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)



                                                                    Three Months Ended
                                                                         March 31
                                                                ----------------------------
                                                                    1998           1997
                                                                -------------  -------------
                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities
  Net (loss) Income                                                  ($115)          $960
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                  1,437            746
      Changes in operating assets and liabilities                   (2,474)           435
                                                                -------------  -------------
Net cash (used in) provided by operating activities                 (1,152)         2,141

Cash Flows from investing activities
  Purchase of property and equipment                                (1,656)        (1,376)
  Investment in sales-type leases                                      607           (510)
  Sale of Investments                                                3,075              0
                                                                -------------  -------------
Net cash provided by (used in) investing activities                  2,026         (1,886)
                                                                -------------  -------------

Cash flows from financing activities
  Borrowings under revolving credit facilities                           0              0
  Repayment of long term debt                                         (589)          (459)
  Issuances of Common Stock, net                                        41              0
                                                                -------------  -------------
Net cash used in financing activities                                 (548)          (459)
                                                                -------------  -------------

Net increase (decrease) in cash and cash equivalents                   326           (204)

Cash and cash equivalents, beginning of period                         736          6,242
                                                                -------------  -------------
Cash and cash equivalents, end of period                            $1,062         $6,038
                                                                -------------  -------------
                                                                -------------  -------------

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


                                  TECHFORCE CORPORATION




Date: June 4, 1998                /s/ Jerrel W. Kee
                                  ------------------------------------
                                  Jerrel W. Kee
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

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