Form 10-Q
period 1998-06-30
TECHFORCE CORP
filed 1998-08-14
CIK 920992

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               ------------------------------------------------

                                                                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Registrant's Telephone Number, Including Area Code (727) 533-3600
                                                  -----------------------------


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

Yes ___X___       No ___________

As of August 10, 1998, there were 8,187,767 shares of the issuer's common stock outstanding.

                              TECHFORCE CORPORATION

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1998

                                     INDEX

PART I.       FINANCIAL INFORMATION                                     PAGE NO.

Item 1        Financial Statements........................................  1

              - Consolidated Balance Sheet................................  1

              - Consolidated Statements of Operations.....................  2

              - Consolidated Statements of Cash Flows.....................  3

              - Notes to Consolidated Financial Statements................  4

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  7

Item 3.       Quantitative and Qualitative Disclosures About Market
              Risks....................................................... 13

PART II.      OTHER INFORMATION

Item 1        Legal Proceedings........................................... 14

Item 2        Changes in Securities....................................... 14

Item 3        Defaults Upon Senior Securities............................. 14

Item 4        Submission of Matters to a Vote of Shareholders............. 14

Item 5        Other Information........................................... 14

Item 6        Exhibits and Reports on Form 8-K............................ 14

SIGNATURES

Signatures................................................................ 15

EXHIBIT INDEX

                     TECHFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1998
                                 (In thousands)


                                                                                      June 30, 1998    December 31, 1997
                                                                                      -------------    -----------------
                                                                                       (Unaudited)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                             $     82           $    735
  Investments                                                                                102              3,175
  Accounts receivable, net of Allowance for Doubtful Accounts of
    approximately $374,000 and $343,000 at Jun 30, 1998 and Dec 31, 1997, respectively    16,058             12,829
  Inventories                                                                              1,578              3,461
  Net Investment in Sales Type Leases (current portion)                                    4,656              4,100
  Prepaid expenses/Other Assets                                                            2,110              1,031
                                                                                        --------           --------
           Total current assets                                                           24,586             25,331
                                                                                        --------           --------

PROPERTY, PLANT AND EQUIPMENT
  Leasehold improvements                                                                   1,134                764
  Office furniture and fixtures                                                            8,744              7,499
  Replacement parts                                                                       17,345             17,077
  Equipment held for rental                                                                  612                592
                                                                                        --------           --------
                                                                                          27,835             25,932
  Less accumulated depreciation                                                          (13,508)           (10,968)
                                                                                        --------           --------
         Total property, plant and equipment, net                                         14,327             14,964
                                                                                        --------           --------
NET INVESTMENT IN SALES TYPE LEASES,
         Less current portion                                                              8,333             10,105
                                                                                        --------           --------
ORGANIZATION COSTS AND OTHER ASSETS                                                          176                273
                                                                                        --------           --------
         Total assets                                                                   $ 47,422           $ 50,673
                                                                                        --------           --------
                                                                                        --------           --------
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                                      $  1,085           $  3,906
  Accrued expenses                                                                         1,401              1,936
  Accrued contract labor                                                                     863                551
  Current maturities of obligations under capital leases,
    long-term debt and non-recourse notes payable                                          4,895              2,770
  Line of credit                                                                           2,239               --
  Deferred revenue                                                                         3,703              2,069
  Deferred Taxes                                                                            --                   81
                                                                                        --------           --------
                                                                                          14,186             11,313
                                                                                        --------           --------

LONG-TERM DEBT AND OTHER LIABILITIES                                                       1,217              1,835
                                                                                        --------           --------
NON-RECOURSE NOTES PAYABLE, net of current maturities                                      3,070              6,032
                                                                                        --------           --------

STOCKHOLDERS' EQUITY
  Common stock                                                                                82                 81
  Additional paid in capital                                                              28,272             28,031
  Retained earnings                                                                          595              3,381
                                                                                        --------           --------
                                                                                          28,949             31,493
                                                                                        --------           --------
         Total liabilities and stockholders' equity                                     $ 47,422           $ 50,673
                                                                                        --------           --------
                                                                                        --------           --------

                     TECHFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     Three months ended             Six months ended
                                                           June 30                      June 30
                                                 --------------------------    --------------------------
                                                     1998          1997           1998           1997
                                                 -----------    -----------    -----------    -----------
Revenues:

      Services                                   $    10,689    $     8,601    $    22,388    $    18,821
      Hardware                                         4,362          6,543          9,279         13,984
                                                 -----------    -----------    -----------    -----------
           Total revenues                             15,051         15,144         31,667         32,805
                                                 -----------    -----------    -----------    -----------
Direct costs:
      Services                                         9,887          6,049         18,783         13,243
      Hardware                                         5,170          3,926          9,272          9,414
                                                 -----------    -----------    -----------    -----------
           Total direct costs                         15,057          9,975         28,055         22,657
                                                 -----------    -----------    -----------    -----------
Gross Margin:
      Services                                           802          2,552          3,605          5,578
      Hardware                                          (808)         2,617              7          4,570
                                                 -----------    -----------    -----------    -----------
           Total gross margin                             (6)         5,169          3,612         10,148
                                                 -----------    -----------    -----------    -----------
Operating costs
      Selling and marketing                            2,350          2,440          4,686          4,722
      General and administrative                       1,544          1,248          2,984          2,395
      Non recurring expense from restructuring           338                           338
                                                 -----------    -----------    -----------    -----------
                                                       4,232          3,688          8,008          7,117
                                                 -----------    -----------    -----------    -----------
Operating (loss) income                               (4,238)         1,481         (4,396)         3,031

Interest expense, net                                     51             16             71             57
                                                 -----------    -----------    -----------    -----------
(Loss) Income before taxes                            (4,289)         1,465         (4,467)         2,974

Benefit (Provision) for income taxes                   1,620           (532)         1,681         (1,081)
                                                 -----------    -----------    -----------    -----------
Net (loss) income                                $    (2,669)   $       933    $    (2,786)   $     1,893
                                                 -----------    -----------    -----------    -----------
Basic earnings (loss) per common share           $     (0.33)   $      0.12    $     (0.34)   $      0.24
                                                 -----------    -----------    -----------    -----------
Diluted earnings (loss) per common share         $     (0.33)   $      0.11    $     (0.34)   $      0.23
                                                 -----------    -----------    -----------    -----------
Weighted average number of common
      shares outstanding                           8,168,337      8,027,174      8,145,945      8,003,929
                                                 -----------    -----------    -----------    -----------
Weighted average number of common
      and common equivalent shares                 8,168,337      8,294,230      8,145,945      8,295,705
                                                 -----------    -----------    -----------    -----------


                     TECHFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                             Six Months Ended
                                                                 June 30
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
                                                         (Unaudited)  (Unaudited)
Cash flows from operating activities

  Net (loss) income                                        ($ 2,786)   $  1,893
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                          2,637       1,870
       Changes in operating assets and liabilities           (3,942)      3,037
                                                           --------    --------
Net cash (used in) provided by operating activities          (4,091)      6,800

Cash Flows from investing activities
  Purchase of property and equipment                         (2,750)     (4,513)
  Investment in sales-type leases                             1,216      (2,873)
  Sale of Investments                                         3,073      (3,087)
                                                           --------    --------
Net cash provided by (used in) investing activities           1,539     (10,473)
                                                           --------    --------

Cash flows from financing activities
  Borrowings under revolving credit facilities                2,239           0
  Repayment of long term debt                                  (582)        795
  Issuances of Common Stock, net                                242         110
                                                           --------    --------
Net cash provided by financing activities                     1,899         905
                                                           --------    --------
Net (decrease) in cash and cash equivalents                    (653)     (2,768)
Cash and cash equivalents, beginning of period                  735       3,943
                                                           --------    --------
Cash and cash equivalents, end of period                   $     82    $  1,175
                                                           --------    --------
                                                           --------    --------


                     TECHFORCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


1.     NATURE OF BUSINESS

       TechForce Corporation and subsidiaries (collectively, the "Company") engaged in the sale, design, on-site installation and maintenance, and support of computer and data communications networking equipment.


2.     BASIS OF FINANCIAL REPORTING

       The condensed consolidated financial statements at June 30, 1998 and for the three and the six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


3.     MAJOR CUSTOMERS

       During the quarters ended June 30, 1998, and June 30, 1997, the following customers individually accounted for more than 10% of the Company's revenue:


                                 Quarter Ended June 30, 1998  Quarter Ended June 30, 1997
                                 ---------------------------  ---------------------------
                                 Amount ($000)   Percentage    Amount ($000)  Percentage
                                 -------------   -----------   -------------  ----------
Packard Bell Electronics, Inc.    $      384         3%         $   2,610       17%
General Electric Corporation      $    2,033        14%         $    --          0%



       The loss of revenues from General Electric Corporation could have a material impact on the results of the operations and financial conditions of the Company. Management believe that the loss of revenues from Packard Bell would not have a material impact on such results.


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


                                                          Three months ended June 30,    Six months ended June 30,
                                                               1998        1997              1998        1997
                                                             ---------   ---------         ---------   ---------
        Basic weighted average number of common
             shares ....................................     8,168,357   8,027,174         8,145,945   8,003,929
        Dilutive effect of options outstanding .........          --       267,056              --       291,776
        Dilutive weighted average number of common
            and common equivalent shares outstanding ...     8,168,357   8,294,230         8,145,945   8,295,705



       The following options were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share because the Company incurred a net loss for the period ended June 30, 1998:

              Number of options .................     1,150,300
              Range of exercise prices ..........   $.38 - 9.63
              Range of expiration dates .........   2004 - 2008


       The following options were outstanding at June 30, 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares on June 30, 1997.


              Number of options .................        549,866
              Range of exercise prices ..........   $7.00 - 9.63
              Range of expiration dates .........   2005 - 2007


       As a result of adopting SFAS 128, the Company's quarterly earnings per share for June 30, 1997, has been restated. The effects of this accounting change on previously reported primary earnings per share data are as follows:

                                                              Three months ended June 30,       Six months ended June 30,
                                                                        1997                             1997
                                                                        ----                             ----
    Primary earnings per share as previously reported                   $0.11                            $0.23

    Effects of SFAS 128                                                 $0.01                            $0.01
                                                                       -------                          -------
    Basic earnings per share restated                                   $0.12                            $0.24
                                                                       -------                          -------
                                                                       -------                          -------

The previously reported fully diluted earnings per share did not differ from the diluted earnings per share calculated under SFAS 128.

5.     LEGAL MATTERS

       From time to time, the Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters will not have a material adverse effect on the Company's financial position at June 30, 1998 or results of operations for the three and six months then ended.


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


8.     RESTRUCTURING OF HARDWARE SALES BUSINESS

       During the second quarter, in response to the declining performance from its hardware sales business, the Company restructured its business operations away from this business segment by reducing the infrastructure and resources allocated to it. As a result of these second quarter actions and the Company's strategy shift related to the sale of hardware, the Company incurred one-time charges of $0.3 million related to staff reductions and $1.6 million related to finished goods inventory valuation adjustments. Such charges for the second quarter also included valuation adjustments of $0.9 million related to replacement parts due to the Company's planned move to a fee-based spares access program rather than owning a portion of its low volume, high cost replacement parts.
       The valuation adjustments to finished goods inventory and replacement parts were included in the cost of hardware and the cost of service for the three and six month periods ended June 30, 1998, and contributed to the unfavorable cost and margin variances.

         This Report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements, which are typically introduced by phrases such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking financial statements as a result of certain factors described in this Report. See "Safe Harbor Statement".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company provides network support services focusing on mission critical technologies such as LAN/WAN internetworking, data networking, mainframe channel networking and workstation support. The Company's support solutions include network monitoring services, 7X24 diagnostic and technical support from the Technology Support Center in Clearwater, Florida, on-site maintenance, remote and on-site equipment software installation and network design on complex multi-vendor enterprise networks. The Company's maintenance contracts with customers range from one to five years. The Company also sells and leases various data network hardware supplied by other manufacturers, as well as its own channel extension hardware. The Company's Custom PC Services provide repairs to extended warranty retailers and manufacturers of personal computers and peripherals. Field service operations are conducted through a combination of the Company's field support personnel and a network of authorized service providers that are certified by the Company to provide local on-site repair or parts replacement services under the direction of the Company's Technical Support Center.

         Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Company's workstation support agreements. Revenues from product sales are recognized at the time of shipment. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments are recorded currently as revenues and the related costs of the equipment less the present value of any appropriate unguaranteed residual value are recorded to cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases for the three months ended June 30, 1998 and June 30, 1997, respectively were $0.5 million and $3.3 million. Amortized interest on sales-type leases totaled $0.16 million and $0.14 million for the three month periods ended June 30, 1998 and June 30, 1997, respectively.

         During the second quarter, in response to the declining performance from its hardware sales business, the Company restructured its business operations away from this business segment by reducing the infrastructure and resources allocated to it. As a result of these second quarter actions and the Company's strategy shift related to the sale of hardware, the Company incurred one-time charges of $0.3 million related to staff reductions and $1.6 million related to finished goods valuation adjustments. Such charges for the second quarter also included valuation adjustments of $0.9 million related to replacement parts inventories due to the Company's planned move to a fee-based spares access program rather than owning a portion of its low volume, high cost replacement parts.

         Management anticipates that revenues from its proprietary channel extension products and services will continue to decrease at a rate of approximately 10% to 20% per year primarily as a result of an industry trend toward open-systems environments. Management does not believe that this gradual decline in such revenues will have a material adverse effect on the Company's results of operations and financial condition.

         Revenues from Packard Bell represented 3% of total Company revenues for the three months ended June 30, 1998 as compared to 17% for the three months ended June 30, 1997. The decrease in call volume level resulted from changes made by Packard Bell in its end user product warranty. Revenues from General Electric represented 14% of total Company revenues for the three months ended June 30, 1998. The Company received no revenues from General Electric for the three months ended June 30, 1997.

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


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Total revenues. Total revenues decreased 0.6% from the three months ended June 30, 1997 to the three months ended June 30, 1998 due to decreased revenues from hardware sales, leasing activity, and FedEx repair revenues largely offset by increased enterprise network support and workstation support revenues.

         Service revenues. Revenues from services increased 24.3% from $8.6 million (56.8% of total revenues) for the three months ended June 30, 1997 to $10.7 million (71.0% of total revenues) for the three months ended June 30, 1998. This increase was attributable to increased enterprise network and workstation support revenues partially offset by the reduced FedEx repair revenues. Revenues from enterprise network support services increased by 10.9% while revenues from workstation support increased by 70.5% for the three months ended June 30, 1998 as compared to revenues from these services for the three months ended June 30, 1997. Service revenues include revenues from the sale of workstation repair parts procured by the Company on behalf of certain workstation support customers.

         Hardware revenues. Revenues from hardware decreased 33.3% from $6.5 million (43.2% of total revenue) for the three months ended June 30, 1997 to $4.4 million (29.0% of total revenues) for the three months ended June 30, 1998. Hardware revenues included revenues from leasing activities of $1.0 million and $0.5 million for the three months ended June 30, 1997 and 1998, respectively. During the three months ended June 30, 1998, the Company reduced its strategic focus on hardware and decreased infrastructure supporting its hardware sales efforts resulting in one time charges related to inventory valuation and staff reductions. Accordingly the Company expects revenue from the sale and lease of hardware to decline from historical levels.

         Cost of Service. Cost of service increased 63.4% from $6.0 million (70.3% of service revenues) for the three months ended June 30, 1997 to $9.9 million (92.5% of service revenues) for the three months ended June 30, 1998. This overall cost of service increase was unfavorably affected by a one time charge of $0.9 million related to a replacement parts valuation adjustment in the three months ended June 30, 1998, and increased costs related to enterprise service delivery. The cost of service increase was also unfavorably affected by the growth in business volumes from Custom PC Services and the increased cost structure to support multiple extended warranty provider customers. Cost of service includes the cost of workstation repair parts procured by the Company on behalf of certain workstation support customers.

         Cost of Hardware. Cost of hardware increased 31.7% from $3.9 million (60.0% of hardware revenues) for the three months ended June 30, 1997 to $5.2 million (118.5% of hardware revenue) for the three months ended June 30, 1998. This increase was caused by the one time charge of $1.5 million related to finished goods inventory valuation adjustment in the three months ended June 30, 1998, partially offset by lower costs associated with lower hardware revenues during the three months ended June 30, 1998. Increased costs of hardware as a percent of revenue continued to reflect competitive pressure on hardware pricing.

         Gross Margin. Overall gross margin decreased from $5.2 million, (34.1% of total revenues), for the three months ended June 30, 1997 to $(0.01) million, for the three months ended June 30, 1998, primarily due to the one time charges discussed under cost of service and cost of hardware. Gross margin on services decreased 68.6% from $2.6 million for the three months ended June 30, 1997 to $.8 million after the one-time charge for the three months ended June 30, 1998 while decreasing as a percent of service revenues from 29.7% to 7.5% respectively. Gross margin on hardware revenues decreased 130.9% from $2.6 million for the three months ended June 30, 1997 to a loss of $(0.8) million after the one-time charge for the three months ended June 30, 1998. This decrease was caused primarily by the one time charge, decreased hardware revenues and declining margins from sales of hardware during the three months ended June 30, 1998. Hardware margins as a percentage of hardware revenues decreased from 40.0% for the three months ended June 30, 1997 to (18.5)% for the three months ended June 30, 1998 primarily as a result of these factors.

         Selling and Marketing Expenses. Selling and marketing expenses decreased 3.7% from the three months ended June 30, 1997 to the three months ended June 30, 1998. The decrease resulted primarily from the reduction of the sales infrastructure related to the Company's de-emphasis of hardware sales.

         General and Administrative Expenses. General and administrative expenses increased 23.8% from $1.2 million for the three months ended June 30, 1997 to $1.5 million for the three months ended June 30, 1998. Rent, information systems, supplies, and depreciation expenses comprised a significant portion of the general and administrative expense increase over the same period for 1997.

         Nonrecurring Charges. For the three months ended June 30, 1998, the Company recognized non-recurring restructuring cost of $0.3 million related to staff reductions, primarily in response to the Company's strategy shift related to the sale of hardware. The Company incurred no such expenses for the three months ended June 30, 1997.

         Operating (Loss) Income. Operating income decreased 386.39% from $1.5 million, (9.8% of total revenues), for the three months ended June 30, 1997 to a loss of $(4.2) million, ((28.0)% of total revenues), for the three months ended June 30, 1998 as a result of the factors listed above.

         Interest Expense, Net. Net interest expense totaled $16,000 for the three months ended June 30, 1997, resulting from interest on the company's line of credit. Net interest expense totaled $51,000 for the three months ended June 30, 1998, resulting from interest on the company's line of credit.

         Income Taxes. The Company's effective income tax rate was 37.8% for the three months ended June 30, 1998, as compared to a 36.3% effective income tax rate for the three months ended June 30, 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Total revenues. Total revenues decreased 3.5% from $32.8 million for the six months ended June 30, 1997 to $31.7 million for the six months ended June 30, 1998 due to decreased revenues from hardware sales, leasing activity and FedEx repair revenues partially offset by increased enterprise network support and workstation support revenues.

         Service revenues. Revenues from services increased 19.0% from $18.8 million (57.4% of total revenues) for the six months ended June 30, 1997 to $22.4 million (70.7% of total revenues) for the six months ended June 30, 1998. This increase was attributable to increased enterprise network and workstation support revenues offset by the reduced FedEx repair revenue. Revenues from enterprise network support services increased by 18.4% while revenues from workstation support increased by 47.7% for the six months ended June 30, 1998 as compared to revenues from these services for the six months ended June 30, 1997. Service revenues include revenues from the sale of workstation repair parts procured by the Company on behalf of certain workstation support customers.

         Hardware revenues. Revenues from hardware decreased 33.6% from $14.0 million (42.6% of total revenue) for the six months ended June 30, 1997 to $9.3 million (29.3% of total revenues) for the six months ended June 30, 1998. Hardware revenues included revenues from leasing activities of $1.0 million and $.8 million for the six months ended June 30, 1997 and 1998, respectively. During the six months ended June 30, 1998, the Company reduced its strategic focus on hardware and decreased infrastructure supporting its hardware sales efforts. Accordingly the Company expects revenue from the sale and lease of hardware to decline from historical levels.

         Cost of Service. Cost of service increased 41.8% from $13.2 million (70.4% of service revenues) for the six months ended June 30, 1997 to $18.8 million (83.9% of service revenues) for the six months ended June 30, 1998. This overall cost of service increase was unfavorably affected by a one time charge of $0.9 million related to a replacement parts valuation adjustment in the six months ended June 30, 1998, and increased costs related to enterprise service delivery. The cost of service increase was also unfavorably affected by the growth in business volumes from Custom PC Services and the increased cost structure to support multiple extended warranty provider customers. Cost of service includes the cost of workstation repair parts procured by the Company on behalf of certain workstation support customers.

         Cost of Hardware. Cost of hardware decreased 1.5% from $9.4 million (67.3% of hardware revenues) for the six months ended June 30, 1997 to $9.3 million (99.9% of hardware revenue) for the six months ended June 30, 1998. This increase was caused by the one time charge of $1.5 million related to finished goods inventory valuation adjustment in the six months ended June 30, 1998, partially offset by lower costs associated with lower hardware revenues during the six months ended June 30, 1998. Increased costs of hardware as a percent of revenue continued to reflect increased competitive pressure on hardware pricing.

         Gross Margin. Overall gross margin decreased 64.4% from $10.1 million, (30.9% of total revenues), for the six months ended June 30, 1997 to $3.6 million, (11.4% of total revenues) for the six months ended June 30, 1998 primarily due to the one time charges discussed under cost of service and cost of hardware. Gross margin on services decreased 35.3% from $5.6 million for the six months ended June 30, 1997 to $3.6 million after the one-time charge for the six months ended June 30, while decreasing as a percent of service revenues from 29.6% to 16.1% respectively. Gross margin on hardware revenues decreased from $4.6 million for the six months ended June 30, 1997 to $0.01 million after the one time charge for the six months ended June 30, 1998. This decrease was caused primarily by the one time charge and by decreased hardware revenues combined with declining margins from sales of hardware during the six months ended June 30, 1998. Hardware margins as a percentage of hardware revenues decreased from 32.7% for the six months ended June 30, 1997 to 0.1% for the six months ended June 30, 1998 as a result of these factors.

         Selling and Marketing Expenses. Selling and marketing expenses decreased .8% from the six months ended June 30, 1997 to the six months ended June 30, 1998. The decrease resulted primarily from the reduction of the sales infrastructure related to the Company's de-emphasis of hardware sales.

         General and Administrative Expenses. General and administrative expenses increased 24.6% from $2.4 million for the six months ended June 30, 1997 to $3.0 million for the six months ended June 30, 1998. Rent, information systems, and depreciation expenses comprised a significant portion of the general and administrative expense increase over the same period for 1997.

         Nonrecurring Charges. For the six months ended June 30, 1998, the Company recognized non-recurring cost of $0.3 million related to staff reductions, primarily in response to the Company's strategy shift related to the sale of hardware. The Company incurred no such expenses for the six months ended June 30, 1997.

         Operating (Loss) Income. Operating income decreased 245.0% from $3.0 million, (9.2% of total revenues), for the six months ended June 30, 1997 to a loss of $(4.4) million, ((13.8)% of total revenues), for the six months ended June 30, 1998 as a result of the factors listed above.

         Interest Expense, Net. Net interest expense totaled $57,000 for the six months ended June 30, 1997, resulting from interest on the company's line of credit. Net interest expense totaled $71,000 for the three months ended June 30, 1998, resulting from interest on the company's line of credit.

         Income Taxes. The Company's effective income tax rate was 37.6% for the six months ended June 30, 1998, as compared to a 36.3% effective income tax rate for the six months ended June 30, 1997.


Liquidity and Capital Resources

          The Company's operating activities provided cash of $6.8 million and used cash of $4.1 million for the six months ended June 30, 1997 and 1998, respectively. Cash provided by operating activities for the 1997 period was primarily due to net income before depreciation and amortization, increases in accounts payable and current notes payable, and reductions in accounts receivable and inventory partially offset by reductions in deferred revenue. Cash used in operating activities for the 1998 period was primarily due to a net operating loss and increases in accounts receivable offset by decreases in inventory, accounts payable and increases in deferred revenue.

         The Company's investing activities used cash of $10.5 million and provided cash of $1.5 million for the six months ended June 30, 1997 and 1998, respectively. Cash used by the Company's investing activities for the 1997 period related to the purchase of investments and property and equipment, as well as increases in investment of sales-type leases. Cash provided by the Company's investing activities for the 1998 period resulted from the sale of investments, the reduction of investment in sales-type leases partially offset by the purchase of property and equipment.

         Financing activities provided cash of $0.9 million and $1.9 million for the six months ended June 30, 1997 and 1998 respectively.

         The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts and leases receivables. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 7.12% to 7.47% during the six months ended June 30, 1998, and was 7.16% as of June 30, 1998. As of June 30, 1998, the Company had an outstanding balance under the line of credit of $2.2 million out of approximately $8.1 million which was available for borrowing thereunder based upon the Company's qualifying accounts receivables. The Company intends to use its borrowing capacity under the line of credit primarily for working capital requirements. The credit facility expires in September 1998 and the Company is currently in discussion with the Bank regarding the renewal of the facility. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

         The Company decreased its investment in sales-type leases by $0.6 million and decreased discounted leases to third parties of $0.2 million for the three months ended June 30, 1998. As of June 30, 1998, the Company's investment in capital leases included $7.5 million of leases that had been discounted via non-recourse notes payable to banks. An additional $5.5 million represented undiscounted leases, a portion of which the Company plans to discount in the future. This leasing activity places demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions.

         Management believes that cash from operations and borrowings available under its revolving credit facility together with current cash balances will be sufficient to finance its working capital needs and capital expenditure requirements for at least the next 12 months. Although no assurance can be given, management believes that cash from operations together with available sources of financing, including additional bank debt, will be sufficient to fund the company's capital requirements for the foreseeable future beyond such 12 month period. The Company relocated its joint corporate headquarters and operations facility to a new location in the first quarter of 1998. In conjunction with this move, the company committed to a 60 month premise lease in Clearwater, Florida. The Company does not currently have any other material commitments for capital expenditures.


Year 2000

         Many companies use existing computer programs which identify a particular year using only two digits. These programs were not developed to consider the impact of the upcoming change in the century. Many computer software applications could therefore fail or create erroneous results at or beyond the year 2000 if not corrected or replaced by software applications designed to properly recognize and process dates during and beyond year 2000 ("Year 2000 compliant software"). During 1997, the Company upgraded its financial and business communications systems with Year 2000 compliant software. Furthermore, during 1998, the Company plans to replace or upgrade certain other systems to meet its evolving business requirements. The replacement or upgraded systems will be evaluated or developed to ensure Year 2000 compliance. Each of these upgrades and replacements is being made due to reasons other than Year 2000 compliance concerns and no upgrade or replacement has been accelerated because of such concerns. The expected costs for 1998 systems work are included within the Company's capital and operating budgets for 1998. The Company has initiated a project to test remaining internal systems and critical external interfaces in 1998 in order to identify areas where the Year 2000 issue might materially impact the Company's business and has hired an outside consultant with Year 2000 compliance experience to assist in this evaluation.

         Management believes that any Year 2000 compliance issue related to its internal system can be properly managed by its internal staff with no additional incremental costs; however, management estimates that the Company will incur less than $100,000 in fees payable to its Year 2000 outside consultant. Management believes that if the Company's PC service customers experience Year 2000 compliance problems in their customer help desk systems, the Company could experience a downturn in customer service requests. Management intends to seek Year 2000 compliance certification from these customers prior to the end of 1998. During 1998, management expects to identify any remaining concerns related to Year 2000 readiness and initiate required actions to ensure Year 2000 readiness. The Company believes that it will be Year 2000 ready with no material impact on the Company's business and that the costs of any corrective action will not materially affect the Company's operating results or financial condition.


Safe Harbor Statement

         The Managements' Discussion and Analysis and other portions of this report, include "forward-looking" statements within the meaning of the federal securities laws, that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company will not retain or grow its customer base, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that the Company will not adequately respond to technological developments impacting its industry and markets, (5) that needed financing will not be available to the Company if and as needed, (6) that a significant change in the growth rate of the overall U.S. economy will occur such that consumer and corporate spending are materially impacted , (7) that the Company or its vendors and suppliers may fail to timely achieve Year 2000 readiness such that there is a material adverse impact on the business, operations or financial results of the Company, (8) that a drastic negative change in market conditions occurs, or (9) that some other unforeseen difficulties occur.

This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

         Not Applicable.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable.

Item 2.  Changes in Securities
         Not Applicable.

Item 3.  Defaults Upon Senior Securities
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

         At the Company's annual meeting of shareholders held on May 20, 1998, the following individuals were elected to the Board of Directors:


                                         Votes For         Votes Against
                                        ----------         -------------
         1.   William A. Basset         7,123,860             26,632
         2.   Paul J. Ferri             7,123,860             26,632
         3.   John A. Koehler           7,123,860             26,632
         4.   Bertil D. Nordin          7,123,860             26,632
         5.   Richard D. Tadler         7,123,860             26,632



The following proposal was approved at the Company's annual meeting:

Ratification of the appointment of Arthur Andersen LLP as the company's independent auditors for 1998:


                                  Votes For     Votes Against    Votes Withheld
                                  ---------     -------------    --------------
                                  7,124,134         16,132            10,226



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

                                    TECHFORCE CORPORATION



Date: August 14, 1998               /s/ Jerrel W. Kee
                                    -------------------------------------------
                                    Jerrel W. Kee
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT NO.
-----------

27.1          Financial Data Schedule

27.2          Financial Data Schedule (RESTATED)