Form 10-Q
period 1998-09-30
TECHFORCE CORP
filed 1998-11-13
CIK 920992

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
      --------------------------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number 0-27204

                              TECHFORCE CORPORATION
--------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter

           GEORGIA                                    58-2082077
  ------------------------               ------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)

5741 Rio Vista Drive, Clearwater, Florida               33760
-----------------------------------------             ----------
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

       As of November 6, 1998, there were 8,261,077 shares of the issuer's common stock outstanding.

                              TECHFORCE CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                                PAGE NO.
-------  ---------------------                                                --------
Item 1

         Financial Statements...................................................     1

         Consolidated Balance Sheet.............................................     1

         Consolidated Statements of Operations..................................     2

         Consolidated Statements of Cash Flows..................................     3

         Notes to Consolidated Financial Statements.............................     4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................     7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks...........      13


PART II. OTHER INFORMATION
-------- -----------------
Item 1   Legal Proceedings......................................................     14

Item 2   Changes in Securities..................................................     14

Item 3   Defaults Upon Senior Securities........................................     14

Item 4   Submission of Matters to a Vote of Shareholders........................     14

Item 5   Other Information......................................................     14

Item 6   Exhibits and Reports on Form 8-K.......................................     14

SIGNATURES
----------

Signatures......................................................................     15

EXHIBIT INDEX
-------------



                     TECHFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                                 (In thousands)


                             ASSETS                                     September 30, 1998    December 31, 1997
                                                                        ------------------    -----------------
                                                                            (Unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                                $    462    $    735
         Investments                                                                   103       3,175
         Accounts receivable, net of Allowance for Doubtful Accounts of approximately $547,000 and $343,000 at Sep 30, 1998 and
           Dec 31, 1997, respectively                                               17,787      12,829
         Inventories                                                                   792       3,461
         Net Investment in Sales Type Leases (current portion)                       4,856       4,100
         Prepaid expenses/Other Assets                                               1,587       1,031
                                                                                  --------    --------
                  Total current assets                                              25,587      25,331
                                                                                  --------    --------
PROPERTY, PLANT AND EQUIPMENT
         Leasehold improvements                                                      1,164         764
         Office furniture and fixtures                                               9,343       7,499
         Replacement parts                                                          17,586      17,077
         Equipment held for rental                                                     721         592
                                                                                  --------    --------
                                                                                    28,814      25,932
         Less accumulated depreciation                                             (14,735)    (10,968)
                                                                                  --------    --------
                  Total property, plant and equipment, net                          14,079      14,964
                                                                                  --------    --------
NET INVESTMENT IN SALES TYPE LEASES,
         Less current portion                                                        7,605      10,105
                                                                                  --------    --------
ORGANIZATION COSTS AND OTHER ASSETS                                                    181         273
                                                                                  --------    --------
                  Total assets                                                    $ 47,452    $ 50,673
                                                                                  --------    --------
                                                                                  --------    --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable                                                         $  3,138    $  3,906
         Accrued expenses                                                              622       1,936
         Accrued contract labor                                                      1,038         551
         Current maturities of obligations under capital leases,
                  long-term debt and non-recourse notes payable                      2,656       2,770
         Line of credit                                                                837        --
         Deferred revenue                                                            3,065       2,069
         Deferred Taxes                                                                --           81
                                                                                  --------    --------
                                                                                    11,356      11,313
                                                                                  --------    --------

OTHER LIABILITIES                                                                    1,642       1,835
                                                                                  --------    --------
NON-RECOURSE NOTES PAYABLE, net of current maturities                                4,755       6,032
                                                                                  --------    --------

STOCKHOLDERS' EQUITY
         Common stock                                                                   82          81
         Additional paid in capital                                                 28,459      28,031
         Retained earnings                                                           1,158       3,381
                                                                                  --------    --------
                                                                                    29,699      31,493
                                                                                  --------    --------

                  Total liabilities and stockholders' equity                      $ 47,452    $ 50,673
                                                                                  --------    --------
                                                                                  --------    --------

                     TECHFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three months ended                          Nine months ended
                                                             September 30                                September 30
                                             -----------------------------------------    ------------------------------------------
                                                    1998                  1997                    1998                  1997
                                             -------------------    ------------------    ---------------------   ------------------
Revenues:
      Services                                         $ 12,916               $ 9,187                 $ 35,304             $ 28,008
      Hardware                                            6,036                 5,232                   15,315               19,216
                                             -------------------    ------------------    ---------------------   ------------------
           Total revenues                                18,952                14,419                   50,619               47,224
                                             -------------------    ------------------    ---------------------   ------------------
Direct costs:
      Services                                            9,879                 7,013                   28,662               20,256
      Hardware                                            4,519                 3,331                   13,791               12,745
                                             -------------------    ------------------    ---------------------   ------------------
           Total direct costs                            14,398                10,344                   42,453               33,001
                                             -------------------    ------------------    ---------------------   ------------------
Gross Margin:
      Services                                            3,037                 2,174                    6,642                7,752
      Hardware                                            1,517                 1,901                    1,524                6,471
                                             -------------------    ------------------    ---------------------   ------------------
           Total gross margin                             4,554                 4,075                    8,166               14,223
                                             -------------------    ------------------    ---------------------   ------------------
Operating costs
      Selling and marketing                               2,148                 2,230                    6,834                6,952
      General and administrative                          1,443                 1,341                    4,427                3,736
      Non recurring expense from
      restructuring                                         --                    --                       338                  --
                                             -------------------    ------------------    ---------------------   ------------------
                                                          3,591                 3,571                   11,599               10,688
                                             -------------------    ------------------    ---------------------   ------------------
Operating (loss) income                                     963                   504                   (3,433)               3,535
Interest (income) expense, net                               33                    (8)                     104                   49
                                             -------------------    ------------------    ---------------------   ------------------
(Loss) Income before taxes                                  930                   512                   (3,537)               3,486
Benefit (Provision) for income taxes                       (367)                 (180)                   1,314               (1,261)
                                             -------------------    ------------------    ---------------------   ------------------
Net (loss) income                                         $ 563                $  332                 $ (2,223)             $ 2,225
                                             -------------------    ------------------    ---------------------   ------------------
Basic earnings (loss) per common share                    $0.07                $ 0.04                 $  (0.27)             $  0.28
                                             -------------------    ------------------    ---------------------   ------------------
Diluted earnings (loss) per common share                  $0.07                $ 0.04                 $  (0.27)             $  0.27
                                             -------------------    ------------------    ---------------------   ------------------
Weighted average number of common
      shares outstanding                              8,203,028             8,042,115                8,159,462            8,016,704
                                             -------------------    ------------------    ---------------------   ------------------
Weighted average number of common
      and common equivalent shares                    8,386,560             8,472,620                8,159,462            8,375,173
                                             -------------------    ------------------    ---------------------   ------------------


                     TECHFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Nine Months Ended
                                                                                  September 30
                                                                              --------------------
                                                                                1998        1997
                                                                              --------    --------
                                                                              Unaudited) (Unaudited)
Cash flows from operating activities
                Net (loss) income                                             ($ 2,223)   $  2,225
                Adjustments to reconcile net (loss) income to net cash
                  (used in) provided by operating activities:
                              Depreciation and amortization                      3,859       2,893
                              Changes in operating assets and liabilities       (3,100)      3,159
                                                                              --------    --------
Net cash (used in) provided by operating activities                             (1,464)      8,277

Cash Flows from investing activities
                Purchase of property and equipment                              (3,729)     (6,316)
                Investment in sales-type leases                                  1,744      (2,863)
                (Purchase) Sale of Investments                                   3,072      (1,835)
                Purchase of Other Assets                                           --         (120)
                                                                              --------    --------
Net cash provided by (used in) investing activities                              1,087     (11,134)
                                                                              --------    --------

Cash flows from financing activities
                Net borrowings under revolving credit facilities                   837         --
                Repayment of long term debt                                     (1,162)      1,418
                Issuances of Common Stock, net                                     429         115
                                                                              --------    --------
Net cash provided by financing activities                                          104       1,533
                                                                              --------    --------


Net decrease in cash and cash equivalents                                         (273)     (1,324)

Cash and cash equivalents, beginning of period                                     735       3,943
                                                                              --------    --------
Cash and cash equivalents, end of period                                      $    462    $  2,619
                                                                              --------    --------
                                                                              --------    --------


                     TECHFORCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


1.     NATURE OF BUSINESS

       TechForce Corporation and subsidiaries (collectively, the "Company") are engaged in the sale, design, on-site installation and maintenance, and support of computer and data communications networking equipment.


2.     BASIS OF FINANCIAL REPORTING

       The condensed consolidated financial statements at September 30, 1998 and for the three and the nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


3.     MAJOR CUSTOMERS

       During the quarters ended September 30, 1998, and September 30, 1997, the following customers individually accounted for more than 10% of the Company's revenue:

                                                   Quarter Ended September 30, 1998       Quarter Ended September 30, 1997
                                                   -------------------------------      --------------------------------------
                                                     Amount ($000)   Percentage             Amount ($000)       Percentage
                                                   -------------------------------      --------------------------------------

       Packard Bell Electronics, Inc.                    $   243            1%           $ 2,886                           20%
       General Electric Corporation                      $ 1,939           10%           $     -
       Best Buy Company, Inc                             $ 2,211           12%           $     -
       Sears Roebuck and Company                         $ 1,971           10%           $     4                  Less than 1%


       The loss of revenues from General Electric Corporation, Best Buy Company, Inc., or Sears Roebuck and Company could have a material impact on the results of operations and financial conditions of the Company. Management believes that the loss of revenue from Packard Bell would not have a material impact on such results.


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

                                                            Three months ended September 30,      Nine months ended September 30,
                                                               1998                  1997             1998               1997
                                                            ------------         -------------    -------------      --------------
         Basic weighted average number of common
              shares ......................................   8,203,028           8,042,115        8,159,462           8,016,704
         Dilutive effect of options outstanding ...........     183,532             430,505                -             358,469
         Dilutive weighted average number of common
             and common equivalent shares outstanding .....   8,386,560           8,472,620        8,159,462           8,375,173



       The following options were outstanding at September 30, 1998 and 1997, but, were not included in the computation of diluted earnings per share for the three month periods ended September 30, 1998 and 1997 and the nine month period ended September 30, 1997 because the options' exercise price were greater than the average market price of the common shares for those periods:


                                                            Three months ended September 30,      Nine months ended
                                                                                                      September 30,
                                                               1998                  1997                 1997
                                                            ------------         -------------    ------------------
         Number of options ................................     898,087              149,200             229,533
         Range of exercise prices .........................  $6.13-9.63                $9.63          $8.75-9.83
         Range of expiration dates ........................   2005-2008            2005-2006           2005-2007



       The following options were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share for the nine months ended September 30, 1998 because the Company incurred a net loss for that period:


                                                                           Nine months ended September 30,
                                                                                        1998
                                                                                  ----------------
         Number of options .........................................                     1,174,826
         Range of exercise prices ..................................                  $0.38 - 9.63
         Range of expiration dates .................................                   2004 - 2008


       As a result of adopting SFAS 128, the Company's earnings per share have been restated for the three months and nine months ended
       September 30, 1997. The effects of this accounting change on previously reported primary earnings per share data are as follows:


                                                             Three months ended September 30,      Nine months ended September 30,
                                                                        1997                                 1997
                                                                        ----                                 ----
         Primary earnings per share as previously
               reported ..................................              $0.04                                $0.27

         Effects of SFAS 128 .............................              $0.00                                $0.01
                                                                      ---------                            ---------
         Basic earnings per share restated ...............              $0.04                                $0.28
                                                                      ---------                            ---------
                                                                      ---------                            ---------

       The previously reported fully diluted earnings per share for the three months and nine months ended September 30, 1997 did not differ from the diluted earnings per share calculated under SFAS 128.

5.     LEGAL MATTERS

       From time to time, the Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters will not have a material adverse effect on the Company's financial position at September 30, 1998 or results of operations for the three and nine months then ended.


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


8.     RESTRUCTURING OF HARDWARE SALES BUSINESS

       During the second quarter, in response to the declining performance from its hardware sales business, the Company restructured its business operations away from this business segment by reducing the infrastructure and resources allocated to it. As a result of these second quarter actions and the Company's strategy shift related to the sale of hardware, the Company incurred one-time charges of $0.3 million related to staff reductions and $1.6 million related to finished goods inventory valuation adjustments. Such charges for the second quarter also included valuation adjustments of $0.9 million related to replacement parts due to the Company's planned move to a fee-based spares access program rather than owning a portion of its low volume, high cost replacement parts. The valuation adjustments to finished goods inventory and replacement parts were included in the cost of hardware and the cost of service, respectively, for the nine month period ended September 30, 1998, and contributed to the unfavorable cost and margin variances.

         This Report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements, which are typically introduced by phrases such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual result could differ materially from the results anticipated in these forward-looking financial statements as a result of certain factors described in this report. See "Safe Harbor Statement".

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

         Revenues from service and maintenance contracts are either recognized ratably over the contract period or on a per call basis, as is the case under the Company's workstation support agreements. Revenues from product sales are recognized at the time of shipment. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments are recorded currently as revenues and the related costs of the equipment less the present value of any appropriate unguaranteed residual value are recorded to cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases for the three months ended September 30, 1998 and September 30, 1997, respectively were $0.5 million and $0.7 million. Amortized interest on sales-type leases totaled $0.17 million and $0.1 million for the three month periods ended September 30, 1998 and September 30, 1997, respectively.

         During the second quarter of 1998, in response to the declining performance from its hardware sales business, the Company restructured its business operations away from this business segment by reducing the infrastructure and resources allocated to it. As a result of these second quarter actions and the Company's strategy shift related to the sale of hardware, the Company incurred one-time charges of $0.3 million related to staff reductions and $1.6 million related to finished goods valuation adjustments. Such charges for the second quarter also included valuation adjustments of $0.9 million related to replacement parts inventories due to the Company's planned move to a fee-based spares access program rather than owning a portion of its low volume, high cost replacement parts.

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

         Revenues from Packard Bell represented 1% of total Company revenues for the three months ended September 30, 1998 as compared to 20% for the three months ended September 30, 1997. The decrease in call volume level resulted from changes made by Packard Bell in its end user product warranty. During the third quarter of 1998, the Company provided services to two significant customers which it did not have in the prior year period, General Electric and Best Buy. Revenues from General Electric represented 10% of total Company revenues for the quarter and Best Buy represented 12% of total Company revenues for the quarter.

Sears Roebuck and Company, an existing customer, also increased its demand for the Company's service. As a result, revenues from Sears Roebuck and Company increased to 10% of total Company revenues for the quarter, compared with less than 1% of total Company revenues for the three months ended September 30, 1997.

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


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         TOTAL REVENUES. Total revenues increased 31.4% from the three months ended September 30, 1997 to the three months ended September 30, 1998 largely due to increased hardware sales, enterprise network support and workstation support revenues. This increase was partially offset by decreased revenues from leasing activity and FedEx repair revenues.

         SERVICE REVENUES. Revenues from services increased 40.6% from $9.2 million (63.7% of total revenues) for the three months ended September 30, 1997 to $12.9 million (68.2% of total revenues) for the three months ended September 30, 1998. This increase was attributable to increased enterprise network and workstation support revenues partially offset by the reduced FedEx repair revenues. The Company discontinued its repair business for FedEx during the three months ended September 30, 1997. Revenues from enterprise network support services increased by 26.7% while revenues from workstation support increased by 71.5% for the three months ended September 30, 1998 as compared to revenues from these services for the three months ended September 30, 1997. Service revenues include revenues from the sale of workstation repair parts procured by the Company on behalf of certain workstation support customers.

         HARDWARE REVENUES. Revenues from hardware sales increased 15.4% from $5.2 million (36.3% of total revenue) for the three months ended September 30, 1997 to $6.0 million (31.8% of total revenues) for the three months ended September 30, 1998. Hardware revenues included revenues from leasing activities of $0.7 million and $0.5 million for the three months ended September 30, 1997 and 1998, respectively. During the three months ended June 30, 1998, the Company reduced its strategic focus on hardware sales and decreased infrastructure supporting its hardware sales efforts resulting in one time charges related to inventory valuation and staff reductions. Accordingly, historical levels of revenue from the sale and lease of hardware may not be indicative of future hardware revenue.

         COST OF SERVICE. Cost of service increased 40.9% from $7.0 million (76.3% of service revenues) for the three months ended September 30, 1997 to $9.9 million (76.5% of service revenues) for the three months ended September 30, 1998. The cost of service increase was attributable to the growth in business volumes from Custom PC Services and the increased cost structure to support multiple extended warranty provider customers. Cost of service includes the cost of workstation repair parts procured by the Company on behalf of certain workstation support customers.

         COST OF HARDWARE. Cost of hardware increased 35.7% from $3.3 million (63.7% of hardware revenues) for the three months ended September 30, 1997 to $4.5 million (74.9% of hardware revenue) for the three months ended September 30, 1998. Hardware cost as a percent of revenue in excess of historical levels continues to reflect competitive pressure on hardware pricing.

         GROSS MARGIN. Overall gross margin increased 11.8% from $4.1 million, (28.3% of total revenues), for the three months ended September 30, 1997 to $4.6 million, (24.0% of total revenues), for the three months ended September 30, 1998. Gross margin on services increased 39.7% from $2.2 million for the three months ended September 30, 1997 to $3.0 million for the three months ended September 30, 1998 while decreasing as a percent of service revenues from 23.7% to 23.5% respectively. Gross margin on hardware revenues decreased 20.2% from $1.9 million for the three months ended September 30, 1997 to $1.5 million for the three months ended September 30, 1998. This decrease was caused primarily by declining margins from sales of hardware during the three months ended September 30, 1998. Hardware margins as a percentage of hardware revenues decreased from 36.3% for the three months ended September 30, 1997 to 25.1% for the three months ended September 30, 1998.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 3.7% from $2.2 million for the three months ended September 30, 1997 to $2.1 million for the three months ended September 30, 1998. The decrease resulted primarily from the reduction of the sales infrastructure and reduced selling expense from lower margins on hardware revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 7.6% from $1.3 million for the three months ended September 30, 1997 to $1.4 million for the three months ended September 30, 1998. Rent, information systems, supplies, and depreciation expenses comprised a significant portion of the general and administrative expense increase over the same period for 1997.

         OPERATING INCOME. Operating income increased 91.1% from $.5 million, (3.5% of total revenues), for the three months ended September 30, 1997 to $.96 million, (5.1% of total revenues), for the three months ended September 30, 1998.

         INTEREST EXPENSE, NET. Net interest income totaled $8,000 for the three months ended September 30, 1997, resulting from investments partially offset by interest on the Company's line of credit. Net interest expense totaled $33,000 for the three months ended September 30, 1998, resulting from increased reliance on the Company's line of credit.

         INCOME TAXES. The Company's effective income tax rate was 39.5% for the three months ended September 30, 1998, compared to a 35.2% effective income tax rate for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Total revenues. Total revenues increased 7.2% from $47.2 million for the nine months ended September 30, 1997 to $50.6 million for the nine months ended September 30, 1998 due to increased enterprise network support and workstation support revenues. This increase was partially offset by decreased revenues from hardware sales, leasing activity and FedEx repair.

         Service revenues. Revenues from services increased 26.0% from $28.0 million (59.3% of total revenues) for the nine months ended September 30, 1997 to $35.3 million (69.7% of total revenues) for the nine months ended September 30, 1998. This increase was attributable to increased enterprise network and workstation support revenues and was partially offset by the reduced FedEx repair revenue. The Company discontinued its repair business for FedEx during the nine months ended September 30, 1997. Revenues from enterprise network support services increased by 17.5% while revenues from workstation support increased by 55.9% for the nine months ended September 30, 1998 as compared to revenues from these services for the nine months ended September 30, 1997. Service revenues include revenues from the sale of workstation repair parts procured by the Company on behalf of certain workstation support customers.

         HARDWARE REVENUES. Revenues from hardware sales decreased 20.3% from $19.2 million (40.7% of total revenue) for the nine months ended September 30, 1997 to $15.3 million (30.3% of total revenues) for the nine months ended September 30, 1998. Hardware revenues included revenues from leasing activities of $5.1 million and $1.3 million for the nine months ended September 30, 1997 and 1998, respectively. During the nine months ended September 30, 1998, the Company reduced its strategic focus on hardware sales and decreased infrastructure supporting its hardware sales efforts. Accordingly historical levels of revenue from the sale and lease of hardware may not be indicative of future hardware revenue.

         COST OF SERVICE. Cost of service increased 41.5% from $20.3 million (72.3% of service revenues) for the nine months ended September 30, 1997 to $28.7 million (81.2% of service revenues) for the nine months ended September 30, 1998. This overall cost of service increase was attributable, in part to a one time charge of $0.9 million related to a replacement parts valuation adjustment in the nine months ended September 30, 1998, and increased costs related to enterprise service delivery. The cost of service increase was also attributable to the growth in business volumes from Custom PC Services and the increased cost structure to support multiple extended warranty provider customers. Cost of service includes the cost of workstation repair parts procured by the Company on behalf of certain workstation support customers.

         COST OF HARDWARE. Cost of hardware increased 8.2% from $12.7 million (66.3% of hardware revenues) for the nine months ended September 30, 1997 to $13.8 million (90.0% of hardware revenue) for the nine months ended September 30, 1998. This increase was primarily due to the one time charge of $1.5 million related to finished goods inventory valuation adjustment in the nine months ended September 30, 1998, and increased competitive pressure on hardware pricing.

         GROSS MARGIN. Overall gross margin decreased 42.6% from $14.2 million, (30.1% of total revenues), for the nine months ended September 30, 1997 to $8.2 million, (16.1% of total revenues) for the nine months ended September 30, 1998 due to the one time charges discussed under "Cost of Service" and "Cost of Hardware", declining hardware margins, and increased costs supporting multiple extended warranty customers. Gross margin on services decreased 14.3% from $7.8 million for the nine months ended September 30, 1997 to $6.6 million after the one-time charge for the nine months ended September 30, 1998 while decreasing as a percent of service revenues from 27.7% to 18.8% respectively. Gross margin on hardware revenues decreased from $6.5 million for the nine months ended September 30, 1997 to $
1.5 million after the one time charge for the nine months ended September 30, 1998. This decrease was caused primarily by the one time charge and by decreased hardware revenues combined with declining margins from sales of hardware during the nine months ended September 30, 1998. Hardware margins as a percentage of hardware revenues decreased from 33.7% for the nine months ended September 30, 1997 to 10.0% for the nine months ended September 30, 1998 as a result of these factors.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 1.7% from 7.0 million for the nine months ended September 30, 1997 to 6.8 million for the nine months ended September 30, 1998. The decrease resulted primarily from the reduction of the sales infrastructure and reduced selling expense from lower margins on hardware revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 18.5% from $3.7 million for the nine months ended September 30, 1997 to $4.4 million for the nine months ended September 30, 1998. Rent, information systems, and depreciation expenses comprised a significant portion of the general and administrative expense increase over the same period for 1997.

         NONRECURRING CHARGES. For the nine months ended September 30, 1998, the Company recognized non-recurring cost of $0.3 million related to staff reductions, primarily in response to the Company's strategy shift related to the sale of hardware. The Company incurred no such expenses for the nine months ended September 30, 1997.

         OPERATING (LOSS) INCOME. Operating income decreased 197.0% from $3.5 million, (7.5% of total revenues), for the nine months ended September 30, 1997 to a loss of $(3.4) million, ((6.8)% of total revenues), for the nine months ended September 30, 1998 as a result of the factors listed above.

         INTEREST EXPENSE, NET. Net interest expense totaled $49,000 for the nine months ended September 30, 1997, resulting from interest on the Company's line of credit partially offset by investment income. Net interest expense totaled $104,000, for the nine months ended September 30, 1998, resulting from increased reliance on the Company's line of credit.

         INCOME TAXES. The Company's effective income tax rate was 37.2% for the nine months ended September 30, 1998, as compared to a 36.2% effective income tax rate for the nine months ended September 30, 1997.

Liquidity and Capital Resources

          The Company's operating activities provided cash of $8.3 million and used cash of $1.5 million for the nine months ended September 30, 1997 and 1998, respectively. Cash provided by operating activities for the 1997 period was primarily the result of net income before depreciation and amortization, increases in accounts payable and deferred revenue, and reductions in accounts receivable and inventory. Cash used in operating activities for the 1998 period was primarily the result of net income before depreciation and amortization, and second quarter valuation charges, and an increase in deferred revenue offset by increases in accounts receivable and prepaid expenses, and decreases in accounts payable, and accrued expenses.

         The Company's investing activities used cash of $11.1 million and provided cash of $1.1 million for the nine months ended September 30, 1997 and 1998, respectively. Cash used by the Company's investing activities for the 1997 period related to the purchase of investments and property and equipment, as well as increases in investment of sales-type leases. Cash provided by the Company's investing activities for the 1998 period resulted from the sale of investments, the reduction of investment in sales-type leases partially offset by the purchase of property and equipment.

         Financing activities provided cash of $1.5 million and $.1 million for the nine months ended September 30, 1997 and 1998 respectively.

         The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts and leases receivables. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 7.09% to 7.47% during the nine months ended September 30, 1998, and was 7.09% as of September 30, 1998. As of September 30, 1998, the Company had an outstanding balance under the line of credit of $.8 million out of approximately $11.3 million which was available for borrowing thereunder based upon the Company's qualifying accounts receivables. The Company intends to use its borrowing capacity under the line of credit primarily for working capital requirements. The credit facility is available through September 1999.

         The Company decreased its investment in sales-type leases by $0.5 million and decreased discounted leases to third parties of $0.2 million for the three months ended September 30, 1998. As of September 30, 1998, the Company's investment in capital leases included $4.6 million in undiscounted leases, a portion of which the Company plans to discount in the future. This leasing activity places demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions.

         Management believes that cash from operations and borrowings available under its revolving credit facility together with current cash balances will be sufficient to finance its working capital needs and capital expenditure requirements for at least the next 12 months. Although no assurance can be given, management believes that cash from operations together with available sources of financing, including additional bank debt, will be sufficient to fund the Company's capital requirements for the foreseeable future beyond such 12 month period. The Company relocated its joint corporate headquarters and operations facility to a new location in the first quarter of 1998. In conjunction with this move, the Company committed to a 60 month premise lease in Clearwater, Florida. The Company does not currently have any other material commitments.

Year 2000

         Many companies use existing computer programs which identify a particular year using only two digits. These programs were not developed to consider the impact of the upcoming change in the century. Many computer software applications could therefore fail or create erroneous results at or beyond the year 2000 if not corrected or replaced by software applications designed to properly recognize and process dates during and beyond year 2000 ("Year 2000 compliant software"). During 1997, the Company upgraded its financial and business communications systems with Year 2000 compliant software. Furthermore, the Company is in the process of replacing and upgrading certain other systems to meet its evolving business requirements. The replacement or upgraded systems will be evaluated or developed to ensure Year 2000 compliance. However, each of these upgrades and replacements is being made due to reasons other than Year 2000 compliance concerns and no upgrade or replacement has been accelerated because of such concerns. The expected costs for this systems work are included within the Company's capital and operating budgets. The Company is also testing remaining internal systems and critical external interfaces in order to identify areas where the Year 2000 issue might materially impact the Company's business and retains an outside consultant with Year 2000 compliance experience to assist in this evaluation.

         The Company utilizes replacement parts inventories with varying levels of software content in the maintenance of enterprise networks. These replacement parts are distributed throughout warehouse locations owned and operated by the Company's logistics vendor. Management believes that less than 10% of its replacement parts pool represents potential Year 2000 compliance issues. Software upgrades for these replacement parts are generally available from the manufacturers at little to no cost to the Company. The unavailability of Year 2000 compliant replacement parts or the failure of such parts once introduced into the customers' networks due to Year 2000 non-compliance would reduce the quality of service provided by the Company to its customers and increase the Company's costs.

         The Company is conducting an audit of its replacement parts inventories to identify its Year 2000 related upgrade requirements. Management believes that the project will be complete by mid 1999. Although it is not possible to accurately predict the extent of the upgrade requirement, management estimates that the expenses related to the audit and upgrade activity will not exceed $250,000.

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

         During 1998, management expects to identify any remaining concerns related to Year 2000 readiness and initiate required actions to ensure Year 2000 readiness. Except as otherwise discussed herein, the Company believes that it will be Year 2000 ready with no material impact on the Company's business and that the costs of any corrective action will not materially affect the Company's operating results or financial condition.

         The Company believes that its most reasonably likely worst case Year 2000 scenario would be the failure of the public telecommunications network, including the Internet, to provide service to the Company and its customers. The Company's business substantially depends upon its ability and the ability of its customers to exchange both voice and digital information. The sustained inability of a substantial portion of the Company's customer base to have telecommunications service or the sustained inability of one or more of the Company's business service units to have telecommunications service could materially impact the Company. While management does not expect that scenario to occur, that scenario, if it occurs could, even despite the successful execution of the Company's business continuity and contingency plans, result in the reduction or suspension of a material portion of the Company's operations and accordingly have a material adverse effect on the Company's business and financial condition.

Safe Harbor Statement

         The Management's Discussion and Analysis and other portions of this Report include "forward-looking" statements, within the meaning of the federal securities laws, that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company will not retain or grow its customer base, (2) that the Company will fail to be competitive with existing and new competitors,
(3) that the Company will not be able to sustain its current growth, (4) that the Company will not adequately respond to technological developments impacting its industry and markets, (5) that needed financing will not be available to the Company if and as needed, (6) that a significant change in the growth rate of the overall U.S. economy will occur such that consumer and corporate spending are materially impacted, (7) that the Company or its vendors and suppliers may fail to timely achieve Year 2000 readiness such that there is a material adverse impact on the business, operations or financial results of the Company, (8) that a drastic negative change in market conditions occurs, or
(9) that some other unforeseen difficulties occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein.


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

                                  TECHFORCE CORPORATION



Date: November 13, 1998           /s/ Jerrel W. Kee
                                  ----------------------------------------------
                                  Jerrel W. Kee
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.
-----------
27.1     Financial Data Schedule

27.2     Financial Data Schedule (RESTATED)