Form 10-K405
period 1998-12-31
TECHFORCE CORP
filed 1999-03-31
CIK 920992

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 (727) 533-3600
                  (REGISTRANT'S TELEPHONE, INCLUDING AREA CODE)
                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on MARCH 19, 1999 was $31,878,788. There were 5,544,137 shares of Common Stock outstanding as of MARCH 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19,1999 are incorporated by reference in Part III hereof.

                              TECHFORCE CORPORATION

                            Annual Report on Form 10K
                   For the Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS

ITEM                                                                                            PAGE
NUMBER                                                                                          NUMBER
------                                                                                         --------
                                     PART I
1.  Business.................................................................................  1-6
2.  Properties...............................................................................     6
3.  Legal Proceedings........................................................................  9-6
4.  Submission of Matters to a Vote of Security Holders......................................    7

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters....................     7
6.  Selected Financial Data..................................................................   7-8
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   8-15
8.  Financial Statements and Supplementary  Data.............................................     15
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     15

                                    PART III

10. Directors and Executive Officers of the Registrant.......................................    16
11. Executive Compensation...................................................................    16
12. Security Ownership of Certain Beneficial Owners and  Management..........................    16
13. Certain Relationships and Related Transactions...........................................    16

                                     PART IV

14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
    SIGNATURES...............................................................................
    INDEX OF FINANCIAL STATEMENTS............................................................
    INDEX OF
    EXHIBITS.................................................................................

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. SEE ITEM 7, "MANAGEMENT'S DISCRETION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SAFE HARBOR STATEMENT."

ITEM 1.   BUSINESS

CORPORATE OVERVIEW
Headquartered in Clearwater, Florida, TechForce Corporation ("TechForce" or the "Company") operates two primary business units providing support for corporate enterprise networks and personal computers. Our Enterprise Network Services business unit provides multivendor network support services for local and wide area networks (LAN/WAN) to corporate clients including manufacturers, telecommunications carriers and network integrators. Our enterprise services, branded under the name "TechCareSM," include offerings for network consulting, network management and monitoring, integration, post sales support and maintenance. We also sell and lease networking equipment which serves as a base for additional long-term support agreements. Our Custom PC Services business unit provides on-site and depot repair and logistics services for personal computers and peripheral devices to PC manufacturers, retailers and extended-warranty providers.

We were organized in 1991 as a Georgia general partnership. In March 1994, the partnership transferred its assets and liabilities to a new corporation named "TechForce". In December 1995, we completed a public offering of 3,100,000 shares of Common Stock and began trading on the Nasdaq National Market System under the symbol "TFRC".

ENTERPRISE NETWORK SERVICES BUSINESS UNIT

MARKET OPPORTUNITIES
With the rapid growth of the Internet and e-commerce, corporate networks are expanding beyond their original boundaries to enable companies to communicate and transact business with customers and employees over the Internet, intranets and extranets. The elaborate collection of technologies supplied by numerous vendors creates tremendous support and logistic challenges for many companies.

There is a significant market opportunity for our Enterprise Network Services business unit as companies seek quality providers of these increasingly complex, network life cycle solutions. Increased demand for these solutions is expected to result from the following:

o        MULTI-VENDOR PRODUCT SUPPORT
         Due to the broad variety of equipment used in today's networks, companies are seeking to obtain support for various manufacturers' equipment from a single supplier. Furthermore, many original equipment manufacturers offering support for their product lines are seeking to offer support for other manufacturers' components in the network. We provide these multi-vendor support services.

o        RAPIDLY EVOLVING TECHNOLOGY
         Companies find it difficult and costly to recruit and retain the necessary qualified technical personnel to provide their own support. As a result, many companies choose to outsource enterprise network services to third parties and focus their resources on their core business issues. As a result of the increased outsourcing of network support, end user customers are seeking to develop relationships with single source suppliers who can provide the complete range of network life cycle support.

o        INTEGRATION OF OPEN SYSTEMS WITH LEGACY SYSTEMS
         Many customers who have invested in applications built on IBM Systems Network Architecture (SNA) technology want to integrate these applications with Internet based open system platforms in order to provide company-wide access to applications and information. Our diverse knowledge in LAN/WAN internetworking and IBM SNA environments offers end user customers expert integration and migration support.

STRATEGIC RELATIONSHIPS
Our service support partnerships with leading network equipment manufacturers enable us to perform the complete cycle of Enterprise Network Services including network consulting, network management, integration, and maintenance. We also provide other complementary services such as network simulation, network security assessment, fault management, configuration management, project management, staging, remote diagnostics and on-site maintenance.

To reach a broader market of customers, we have augmented our direct sales distribution channel with an indirect sales channel offering complete enterprise network services to manufacturers, carriers and network integrators.

ENTERPRISE NETWORKING SOLUTIONS
Our in-depth expertise in both LAN/WAN internetworking and IBM SNA environments enables us to deliver TechCare(SM) branded support and services needed by customers at every stage in the life cycle of their network. No matter where customers are in their decision-making process, we have a solution to meet their requirements. Our service offerings include:

o        NETWORK CONSULTING

         NETWORK DESIGN. We work with corporate clients in designing and implementing complex integrated networks comprised of multi-protocol routers, access devices, modems, frame-relay access devices, multiplexers, switches and hubs.

         NETWORK SIMULATION. Our consultants simulate customers' existing networks by using sophisticated simulation tools. These tools test the effects of adding new sites and features to existing network infrastructure before the customer actually purchases costly equipment and deploys personnel. This pinpoints response time bottlenecks in the client, server, and network environment, as well as predicts the effects of application performance and response time for end-users on the network. As a result, our customers save time, money and effort.

         NETWORK SECURITY ASSESSMENT. Our security assessment services offer end-to-end security solutions that help protect our customers' networks from intruders - both internally and externally. Our certified consultants are experienced in designing and implementing secure networks, and can provide network security policy consulting, design, implementation, and on-going technical support.

o        NETWORK MANAGEMENT

         FAULT MANAGEMENT. Our network management service offers proactive fault detection and problem resolution. If our technical staff detect an on-site hardware failure, we dispatch a field engineer, or work directly with the customer or third party service provider, to ensure that problems are quickly resolved.

         CONFIGURATION MANAGEMENT. Using sophisticated tools and customized network management platforms, this service captures network configurations electronically on a daily basis. Our engineers proactively verify the integrity of existing configurations, and should a discrepancy occur, create resolution processes and archives the corrected configurations.

         PERFORMANCE MANAGEMENT. We offer performance management services through continual proactive monitoring and analysis of customers' networks. By constantly observing activity and reporting trends, we are able to resolve potential problems before they occur. We also provide customers with written recommendations for enhancing their current network performance levels.

         FRAME RELAY SERVICE LEVEL MANAGEMENT. Our Frame Relay Service Level Management provides 7x24 service level management of customer frame relay networks implemented with Paradyne FrameSaver(TM) SLV access units. This service is specifically designed to proactively and efficiently manage router-based frame relay networks.

o        INTEGRATION

         PROJECT MANAGEMENT. Our project management services assist customers in the deployment of large complex networks across multiple sites. Our project managers serve as single points of contact with the customer and other vendors in all aspects of the project to ensure a successful implementation.

         STAGING. To ensure timely and complete on-site installation, we provide hardware staging services to complement the installation process. We assemble multiple discrete hardware components, including chassis, network cards, cables and software, and integrate and test the component configuration prior to shipment to the customer's location for installation.

         INSTALLATION. We provide on-site installation for products we sell and support, ranging from a single stand-alone unit to complex nationwide networks involving multiple products. Our service technicians travel to the customer's sites and work with technicians in our Customer Support Center to assure proper set-up and operation.

         EQUIPMENT SALES AND LEASING. We sell and lease a variety of new and refurbished network equipment enabling us to provide total, integrated customer solutions of both equipment and support. This also allows us to establish strategic reseller relationships with product manufacturers. In addition, our equipment leasing capability allows us to establish relationships with customers that facilitate continued support and equipment revenues over longer terms than with typical equipment purchase transactions.

o        SUPPORT

         7X24 REMOTE DIAGNOSTICS AND TECHNICAL SUPPORT. We provide remote telephone support for customers who require sophisticated and timely network maintenance and support services. We offer this support on a seven days a week, 24 hours a day (7 x 24), toll-free basis from our Customer Support Centers in Clearwater, Florida and Atlanta, Georgia. Our on-line problem resolution tools emphasize rapid service restoration. Our ability to access customers' systems from a centralized location and resolve many problems remotely reduces our costs of service and saves the customer the delay of an on-site visit.

         ON-SITE MAINTENANCE. We support a wide-variety of networking products at customer locations nationwide. We offer two-hour and four-hour on-site service response time on a 7 x 24 basis for customers requiring rapid repair of critical networking hardware. Certain complex, mission-critical products such as routers, multiplexers and channel extenders require this level of service. We provide next-day service when an outage does not severely impact the customer's operations.

         DEPOT (ADVANCED REPLACEMENT). We provide depot repair by centralized bench technicians as a more cost-effective and less disruptive way to perform equipment repairs than on a customer's site. Our depot repair capabilities, coupled with our centralized parts and logistics management, allows us to offer customers cost effective next-day replacement and repair services. We also utilize our repair capabilities to refurbish used equipment before placing it in service.

ENTERPRISE NETWORKING OPERATIONS
Our Clearwater, Florida facility houses our corporate and administrative offices as well as our engineering, call management, technical support, network management, engineering development group and engineering labs. This facility also acts as a fully redundant back-up center for our Atlanta and Reading, U.K. customer support facilities. Our senior technicians, having extensive knowledge and training in internetworking solutions, provide second-level troubleshooting in support of our on-site technicians. Our engineering labs also contain leading edge equipment for testing, training and simulation.

From our Atlanta, Georgia 7x24 Network Management Operations Center, we perform Fault, Configuration, Performance, and Frame Relay Service Level Management services. Our distributed architecture provides customers with scaleable cost effective solutions with high service reliability.

Logistics and product staging services are provided from our facility in Memphis, Tennessee.

ENTERPRISE PRODUCTS OFFERED
We sell a variety of internetworking, channel networking and network access products to provide a total range of integrated network solutions for open systems and mainframe networks. Our proprietary channel extension technology, Pixnet-XL, allows mainframe users to attach peripherals such as high-speed printers, check sorters and tape drives virtually anywhere in the world. The Pixnet-XL channel extender accomplishes this over a variety of communications facilities ranging from satellites to standard telephone lines.

ENTERPRISE STRATEGIC PARTNERSHIPS
Our strategic support and resale relationships with best-in-class manufacturers allow us to provide superior support and products to our corporate customers. Some of these manufacturers include Cisco Systems, Paradyne, Ascend, Nortel Networks, Sync Research, Adtran, TxPort(Verilink), Premisys, Tellabs, Larscom, LanOptics, AT&T, Netcon, and IBM. These relationships provide us access to the manufacturers' technical and engineering resources allowing us to better support our customers' products.

         CISCO SYSTEMS INC. We resell and provide support for Cisco's entire line of products throughout North America. We are Cisco Systems Partner-Gold Certified for the United States. This places us in an elite class of support providers for Cisco products. We feature Cisco internetworking and Channel Interface Processor (CIP) products. In 1998 we implemented Cisco's SMART SparesTM program, which reduces future new capital investment for network maintenance sparing while providing the same levels of response time. SMARTSparesTM, a partner enabling logistics program, offers spares on demand, with delivery of spares to certified partners or end user sites within the defined service level time requirements. Our equipment resale and service agreements with Cisco are governed by Cisco's customary arrangements with its business partners. Such arrangements are generally terminable by either party upon 30 days' written notice. Although Cisco is under no obligation to execute or renew any agreements with TechForce, we believe that our relationships with Cisco are good and that we will continue to do business with Cisco in the future under arrangements that are substantially similar to or more favorable than those currently in place.

         PARADYNE CORPORATION (FORMERLY AT&T PARADYNE). Since July 1, 1994, we have resold Paradyne Corporation access products, including DSUs, modems, multiplexers, and frame relay access devices on an individual basis or as part of an integrated network solution. We also support these products as one of only four Paradyne Authorized Service Providers. Our Paradyne agreement automatically renews for successive one year periods each March 31. Either party may terminate the agreement without cause upon 60 days' prior written notice.

         CHOICE LOGISTICS. We contract with Choice Logistics, which focuses on rapid local delivery and logistics support, to provide repair parts warehousing and delivery services. This enables us to meet customers' mission-critical response requirements on a cost-effective basis.


ENTERPRISE NETWORK SERVICES CUSTOMERS
Enterprise network services customers are located in the United States, Canada and the United Kingdom, and span a variety of vertical markets including financial services, healthcare, transportation, insurance, government, retail, and manufacturing. We also offer specialized services to telecommunications carriers, integrators and manufacturers of networking equipment with end users located throughout the United States.

ENTERPRISE NETWORKING SALES AND MARKETING
As of December 31, 1998 our sales organization consisted of direct sales and sales support personnel located in the United States, Canada and the United Kingdom. Our sales force personnel have an average of over 15 years of experience in the sale of networking products and support services. Our four primary sales channels include:

o Direct "end-user" sales force focused on the sale of integrated support and equipment solutions to large corporate accounts;

o Indirect sales to manufacturers and telecommunications carriers of support service to complement their existing solutions;

o Indirect sales to network integrators, VARs, and resellers of our service offerings to complement their channel networking and other networking equipment sales to "end users"; and

o International sales of channel networking and other networking support and equipment solutions to corporate clients and distributor partners. We also sell through agents with particular customer or geographic specialties.

ENTERPRISE NETWORK SERVICES COMPETITION
While many companies provide support services to users and manufacturers of electronic equipment, we believe no one company is dominant. Our competition is based primarily on service quality, reliability, responsiveness and convenience and, to a lesser extent, on price. We compete with three types of service providers: (1) equipment vendors and manufacturers; (2) VARs and distributors with repair capabilities; and (3) third party service providers. Many of these competitors, particularly vendors and manufacturers, have longer operating histories; greater financial, technical, sales, marketing and other resources; greater name recognition; more extensive distribution and sales networks; and a larger, more established customer base.

CUSTOM PC SERVICES BUSINESS UNIT

Our Custom PC Services business provides a wide range of on-site, depot and logistics services related to PCs and peripheral devices for PC manufacturers, retailers and other extended-warranty providers. Our on-site services include repair, installation, diagnostics and technical support. We develop service programs tailored to the needs of each customer based upon their requirements for support to their end users. We also provide parts procurement and distribution services designed to the needs of each service program.

MARKET OPPORTUNITIES

CONSUMER PC USERS
PC manufacturers have steadily decreased their warranty coverages as PC prices have declined. Many retailers and extended warranty providers have implemented aggressive warranty coverage sales programs aimed at buyers of new PCs. When such programs are administered by retail locations with chains throughout the United States, the actual in-home repair service is often sub-contracted to one or more service providers. Our in-home PC repair business was created to support the warranty requirements of Packard Bell who pursued an aggressive retail sales distribution strategy. Over the past two years, we have successfully transitioned from our original single-manufacturer focus to a business with a growing customer base of name-brand retailers and other extended warranty providers. We believe that sales of in-home support service programs to new accounts and increased business from existing accounts are sources of growth for our Custom PC Services.

BUSINESS USE OF HOME PCS
Increases in the number of in-home PC installations is further affected by the growth of high speed internet and corporate network access and local PC networking devices designed for the home. Our business model relies on centralized systems, staff and tools complementing a variable cost network of qualified repair technicians. This model is adaptable to support a variety of products whose price points justify in-home service and which are widely distributed in large quantities. We believe that the continued introduction of products designed to increase the effectiveness and ease of use of in-home PCs provides additional revenue opportunities for our Custom PC Services business.

CUSTOM PC SOLUTIONS
Custom PC Services provides a wide range of on-site and depot services for personal computers and peripheral devices. We tailor our services to meet the unique individual needs of our customers:

o ON-SITE REPAIR SERVICES. We provide on-site field service to repair PC and periphals on a per call basis.

o PARTS PROCUREMENT. We procure parts on a fixed price or cost plus basis.

o INSTALLATION SERVICES. We provide a range of installation services from simple PC installations in a home office to complex multi-site installations where Custom PC Services installs LANs, PCs and specialized software.

o CALL MANAGEMENT. We manage inbound and outbound customer contacts for our customers throughout the repair cycle.

o DIAGNOSTIC AND TECHNICAL SUPPORT. The technical staff works closely with our field technicians and customers to assist in troubleshooting to minimize downtime and the need for multiple repair visits.

o DEPOT AND LOGISTICS SERVICES. We provide warehousing, inventory, staging, and shipment of parts for customers in our logistics center.

CUSTOM PC OPERATIONS
The Custom PC business delivers high-quality, timely and reliable service by centralizing service management and logistics functions and deploying remote resources to meet the customers' repair needs.

Our Clearwater, Florida facility is home to the Call Management Center for the Custom PC business. From this location, all support requests come into customer specific focus groups that are dedicated to delivering a unique service to each customer. If the call requires an on-site technician, we utilize a large network of Authorized Service Providers (ASP) to deliver on-site service throughout the United States - including Alaska, Hawaii and Puerto Rico.

Depot and logistics services are provided through our logistics center in Memphis, Tennessee. This facility, located near a major distribution hub, allows the company to provide late night shipping capabilities with competitive freight costs. This facility also contains a secured area to warehouse customer inventory.

CUSTOM PC SERVICES CUSTOMERS
The Custom PC Services business unit focuses its concentration on PC retailers, manufacturers, and extended warranty providers to obtain maximum leverage from investments in systems and infrastructure. With customers in each of these areas, we deliver a higher value service to consumers and small businesses throughout the United States

EMPLOYEES

As of December 31, 1998, we had 338 employees, of whom 308 were full-time employees, 10 were full-time contract employees and 20 were temporary or part-time employees. We also use a significant number of contract personnel in our field service operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

ITEM 2.  PROPERTIES

We conduct operations in the United States principally out of facilities in Clearwater, Florida; Memphis, Tennessee; Atlanta, Georgia; Chicago, Illinois; and in Europe out of facilities in Reading, England. We occupy approximately 40,000 square feet in Clearwater, Florida, home to our administrative headquarters and technical support services; approximately 52,000 square feet in Memphis, Tennessee, which includes approximately 18,000 square feet of office space and approximately 34,000 square feet of warehouse space that houses our staging and logistics operations; and approximately 1,300 square feet of office space in Chicago, Illinois which is used for sales operations. Our facilities in the United Kingdom consist of approximately 7,000 square feet of office and warehouse space that is used to support our European operations. We also maintain a number of smaller remote sales offices in the United States. We anticipate that our current facilities will adequately support our operations in the near future. Our facilities are subject to leases with the following expiration dates: Clearwater, Florida - January 31, 2003; Memphis, Tennessee - August 1, 2000; Chicago, Illinois - June 30, 1999; Reading, England - September 29, 1999.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation and proceedings in the ordinary course of business. We believe that such litigation and proceedings would not, if decided adversely, have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market System under the symbol "TFRC". The Company has never declared or paid any cash dividends on its common stock. We anticipate that all of our earnings will be retained for the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future. Our credit facility contains certain restrictive covenants which, among other things, require us to maintain certain financial ratios and restricts our ability to pay dividends. The chart below sets forth the high and low stock prices for the last two fiscal years:

1997                                        HIGH                LOW
----                                        ----                ---
First Quarter                               8.75                5.94
Second Quarter                              7.88                5.25
Third Quarter                              11.25                7.25
Fourth Quarter                              9.00                6.00

1998
----
First Quarter                               9.88                6.13
Second Quarter                              9.63                6.06
Third Quarter                               7.50                5.38
Fourth Quarter                              7.56                5.75

At March 19, 1999, there were approximately 55 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with consolidated financial statements, related notes and other financial information herein.

                                                                                     YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                             1998            1997           1996           1995            1994
                                                          -----------     -----------    -----------    -----------    -----------
                                                                     (in thousands, except share data and percentages)
STATEMENT OF OPERATIONS DATA:
Revenues:
      Services ........................................   $    49,454     $    37,168    $    35,191    $    35,466    $    20,882
      Hardware ........................................        24,550          27,747         28,082         13,766          9,856
                                                          -----------     -----------    -----------    -----------    -----------
Total Revenues ........................................        74,004          64,915         63,273         49,232         30,738
                                                          -----------     -----------    -----------    -----------    -----------
Direct costs:
     Services (Note 2) ................................        39,309          27,172         24,968         25,538         17,144
     Hardware .........................................        18,913          18,545         19,504          9,173          4,242
                                                          -----------     -----------    -----------    -----------    -----------
Total direct costs ....................................        58,222          45,717         44,472         34,711         21,386
                                                          -----------     -----------    -----------    -----------    -----------
Gross margin:
     Service ..........................................        10,145           9,996         10,223          9,928          3,738
     Hardware .........................................         5,637           9,202          8,578          4,593          5,614
                                                          -----------     -----------    -----------    -----------    -----------
Total gross margin ....................................        15,782          19,198         18,801         14,521          9,352
                                                          -----------     -----------    -----------    -----------    -----------

Operating costs:
     Selling and marketing ............................        10,082           9,954         10,330          7,754          4,278
     Research and development (Note 2)
     General and administrative .......................         6,681           5,079          4,490          3,379          2,843
     Nonrecurring charges .............................           338            --              243            600           --
                                                          -----------     -----------    -----------    -----------    -----------
Total operating costs .................................        17,101          15,033         15,063         11,733          7,121
                                                          -----------     -----------    -----------    -----------    -----------
Operating (loss) income ...............................        (1,319)          4,165          3,738          2,788          2,231
     Interest expense, net ............................           207              41            103          1,106            834

(Loss) income before (benefit) provision for income
   taxes and minority interest ........................        (1,526)          4,124          3,635          1,682          1,397
                                                          -----------     -----------    -----------    -----------    -----------
     Income tax (benefit) provision  (Note1) ..........          (548)          1,460          1,312            671           (259)
     Minority interest ................................          --              --             --             --               66
                                                          -----------     -----------    -----------    -----------    -----------
Net (loss) income .....................................   $      (978)    $     2,664    $     2,323    $     1,011    $     1,590
                                                          ===========     ===========    ===========    ===========    ===========

Basic (loss) earnings per common share ................   $     (0.12)    $      0.33    $      0.29    $      0.16    $      0.13
                                                          -----------     -----------    -----------    -----------    -----------
Diluted (loss) earnings per common share ..............   $     (0.12)    $      0.32    $      0.28    $      0.18    $      0.13
                                                          -----------     -----------    -----------    -----------    -----------
Weighted average number of common shares
    outstanding .......................................     8,190,437       8,067,646      7,931,554      6,266,267           --
                                                          -----------     -----------    -----------    -----------    -----------
Weighted average number of common
and common equivalent shares ..........................     8,190,437       8,405,234      8,335.058      5,790,033           --
                                                          -----------     -----------    -----------    -----------    -----------
Other data:
Service ...............................................          20.5%           26.8%          29.1%          28.0%          17.5%
Hardware ..............................................          23.0%           33.2%          30.5%          33.4%          57.0%
Gross margin ..........................................          21.3%           29.6%          29.7%          29.5%          30.1%

Balance Sheet Data:
Working Capital .......................................   $    15,528     $    14,019    $    14,486    $    19,420    $     3,666
Total assets ..........................................   $    49,086     $    50,673    $    46,483    $    38,307    $    25,017
Long-term obligations(Note 3) .........................   $     2,545     $     7,867    $     6,180    $     2,735    $     9,231
Redeemable convertible
Preferred stock .......................................          --              --             --             --            4,259
Partner's capital /
Shareholders' (deficit) equity ........................   $    31,063     $    31,494    $    28,494    $    26,017    $      (802)


1) 1994 net income reflects the C Corporation tax rate of 40% (versus no provision for the general partnership). The tax provision includes a non-recurring deferred income tax benefit of $788,000.

2)   Research and development cost have been re-classed to Direct Costs:
     Services for all periods presented.

3) From 1995 to 1998 long term obligations included non-recourse notes payable related to discounted sales-type leases.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Established in 1991, the Company operates two primary business units providing support for corporate enterprise networks and personal computers. The Company's Enterprise Network Services business unit provides multivendor network support services for local and wide area networks (LAN/WAN) to corporate customers, manufacturers, carriers, and network integrators. The Enterprise network services, branded under the name "TechCareSM," include offerings for network consulting, management and monitoring, integration, and maintenance. The Company also sells and leases networking equipment which serves as a procurement service and a base for additional long-term support agreements. The Company's Custom PC Services business unit provides on-site, depot and logistics services for personal computers and peripheral devices to PC manufacturers, retailers and other extended-warranty providers. For on-site repair and parts replacement services, the Company dispatches its own customer support representatives, as well as TechForce certified contracted technicians located in the United States, Canada and the United Kingdom.

The Company generates revenues from services provided under maintenance contracts with terms ranging from one to five years and through the sale and lease of various network hardware. Revenues from service and maintenance contracts are recognized ratably over the contract period or on a per call basis. Revenues from hardware sales are recognized at the time of delivery. When appropriate, revenues from leasing are accounted for as sales-type leases where the present value of all payments are recorded currently as revenues and the related costs of the equipment less the present value of any appropriate unguaranteed residual value are recorded as cost of sales. The associated interest income is recognized over the term of the lease. Revenues derived from sales-type leases in 1996, 1997 and 1998 were approximately $13.0 million, $7.4 million and $5.4 million, respectively. Interest income on sales-type leases totaled $0.6 million, $0.7 million, and $ 0.7 million for 1996, 1997, and 1998, respectively.

The Company's cost structure consists of direct costs, which include cost of services and cost of hardware, and operating costs, which include selling and marketing, and general and administrative expenses. Cost of service includes all costs associated with service delivery as well as depreciation of spares inventories held for customer repair requirements. Cost of hardware consists of amounts paid by the Company for the hardware products it sells and related costs. Development costs were reclassed in 1998 and all prior periods to cost of service.

The Company operates in two geographic areas -- North America and Europe. Revenues from North American operations were $61.6 million, $60.6 million, and $70.3 million for 1996, 1997, and 1998, respectively while revenues from European operations were $1.7 million, $4.3 million and $3.7 million for the respective periods. Management has no immediate plans regarding further expansion into foreign markets. Management anticipates that revenues from proprietary channel extension products and services will gradually decrease over the next several years at a rate of approximately 10% to 20% per year primarily as a result of a steady trend toward open-systems environments. Management does not believe that this gradual decline in revenues will have a material adverse effect on results of operations and financial condition. Revenues from Packard Bell represented less than 3.0% of total revenues for the year ended December 31, 1998 as compared to 16.6% for the full year 1997 and 19.8% for the full year 1996 reflecting decreased call volumes as a result of changes made by Packard Bell in its end user product warranty.

During the second quarter of 1998, the Company restructured its business operations away from hardware sales by reducing the infrastructure and resources allocated to it. As a result of these second quarter actions, the Company incurred one-time charges of $0.3 million related to staff reductions and $1.6 million related to finished goods inventory valuation adjustments. These charges for the second quarter also included valuation adjustments of $0.8 million related to replacement parts due to the Company's planned move to Cisco's SMART SparesTM program, a fee-based spares access program, rather than owning a portion of its low volume, high cost replacement parts. The valuation adjustments to finished goods inventory and replacement parts were included in the cost of hardware and the cost of service for 1998 and contributed to the unfavorable cost and margin variances.

Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of total revenues represented by certain items in the Company's consolidated statements of operations:
                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                           1996     1997     1998
                                          -----    -----    -----
Revenues:
      Services                             55.6%    57.3%    66.8%
      Hardware                             44.4     42.7     33.2
                                          -----    -----    -----
           Total revenues                 100.0    100.0    100.0

Direct costs:
      Services                             39.5     41.8     53.1
      Hardware                             30.8     28.6     25.6
                                          -----    -----    -----
           Total direct costs              70.3     70.4     78.7
                                          -----    -----    -----
Gross margin                               29.7     29.6     21.3
                                          -----    -----    -----
Operating costs:
      Selling and marketing                16.3     15.3     13.6
      General and administrative            7.1      7.8      9.0
      Nonrecurring charges                  0.4      0.0      0.5
                                          -----    -----    -----
           Total operating costs           23.8     23.1     23.1
                                          -----    -----    -----
Operating income (loss)                     5.9      6.4     (1.8)
Interest expense, net                       0.2      0.0      0.3
                                          -----    -----    -----
Income (loss) before provision (benefit)
  for income taxes                          5.7      6.4     (2.1)
Income tax provision (benefit)              2.1      2.2     (0.8)
                                          -----    -----    -----
Net income (loss)                           3.7%     4.1%    (1.3)%
                                          =====    =====    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

TOTAL REVENUES. Total revenues increased 14.0% from $64.9 million for 1997 to $74.0 million for 1998.

SERVICE REVENUES. Revenues from services increased 33.1% from $37.2 million (57.3% of total revenues) for 1997 to $49.4 million (66.8% of total revenues) for 1998. This increase was attributable to increased revenues from the enterprise channel (an increase in internetworking services of 63.6% partially offset by a decrease in revenues from channel networking services of 15.7%), and a 70.4% increase in Custom PC Service revenues. Revenues from FedEx decreased in 1998 primarily as a result of the Company's discontinuing its FedEx repair business in 1997. Revenue growth from new retail extended warranty PC support customers more than offset a decrease in revenues from Packard Bell, previously the Company's only PC support customer.

HARDWARE REVENUES. Revenues from hardware products decreased 11.5% from $27.7 million (42.7% of total revenues) for 1997 to $24.5 million (33.2% of total revenues) for 1998 due primarily to a decrease in revenues from internetworking product sales.

COST OF SERVICE. Cost of service increased 44.7% from $27.2 million (73.1% of service revenues) for 1997 to $39.3 million (79.5% of service revenues) for 1998. This increase was primarily caused by increased custom PC support cost, and increased enterprise service support costs related to 63.6% growth in internetworking services revenues and a one time charge of $0.9 million related to a replacement parts valuation adjustment.

COST OF HARDWARE. Cost of hardware increased 2.0% from $18.5 million (66.8% of hardware revenues) for 1997 to $18.9 million (77.0% of hardware revenues) for 1998. Cost of hardware as a percent of revenue in excess of historical levels continues to reflect competitive pressure on hardware pricing. The overall cost of hardware was also unfavorably affected by a one time charge of $1.5 million related to the second quarter inventory valuation adjustment. Hardware cost as a percentage of revenues would have been 70.9% for 1998 without this adjustment.

GROSS MARGIN. Overall gross margin decreased 17.8% from $19.2 million (29.6% of total revenues) for 1997 to $15.8 million ( 21.3% of total revenues) for 1998. Gross margin on services increased 1.5% from $10.0 million in 1997 to $10.1 million in 1998. This change in service margins was affected by increased support costs related to growth in internetworking services revenues, the one time charge of $0.8 million valuation adjustments related to spares and no corresponding cost savings related to decreases in channel networking revenues. The overall cost of service increase was also unfavorably affected by service costs related to increased PC support revenues. Service gross margins comparisons were further affected by the discontinuation of the FedEx repair business during 1997. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Gross margin on hardware revenues decreased 38.7% from $9.2 million in 1997 to $5.6 million in 1998. This change resulted from declining margins from the sales of channel and internetworking hardware, and the one time charge of $1.5 million for valuation adjustments related to the second quarter finished goods inventory valuation adjustment. Service margins as a percentage of service revenues decreased from 26.9% in 1997 to 20.5% in 1998 primarily due to factors affecting service cost increases discussed above. Hardware margins as a percentage of hardware revenues decreased from 33.2% for 1997 to 23.0% for 1998 primarily due to factors affecting cost of hardware discussed above.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 0.2% from $10.0 million (15.3% of total revenues) for 1997 to $10.1 million (13.6% of total revenues) for 1998 primarily as a result of the cost of service and sales support resources generally offset by the reduction of the sales infrastructure in response to the strategy shift in the second quarter and reduced selling expenses from the lower margins on hardware.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses historically included operational and business systems development and support and have been reclassified as cost of service to more accurately reflect the nature of the expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31.6% from $5.1 million (7.8% of total revenues) for 1997 to $6.7 million (9.0% of total revenues) for 1998. This increase was primarily due to increases in business systems development and support expenses, rent expense, legal and professional expenses, bad debt expense and other general support expenses.

OPERATING INCOME (LOSS). Operating income decreased 120.0% from net income of $4.1 million (6.4% of total revenues) for 1997 to a net loss of $(1.0) million ((2.1)% of total revenues) for 1998 as a result of the factors described above.

INTEREST EXPENSE. Net interest expense increased from $41,000 for 1997 to $207,000 for 1998. The increase was primarily due to borrowing against the Company's line of credit and interest expense on notes payable.

INCOME TAXES. Income tax expense decreased from $1.5 million in 1997 to a tax benefit of $.5 million in 1998. The Company's effective income tax rate was 35.4% for 1997 and 35.9% for 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

TOTAL REVENUES. Total revenues increased 2.6% from $63.3 million for 1996 to $64.9 million for 1997.

SERVICE REVENUES. Revenues from services increased 5.6% from $35.2 million (55.6% of total revenues) for 1996 to $37.2 million (57.3% of total revenues) for 1997. This increase was attributable to increases in revenues from internetworking services of 160.3% and increases in PC support revenues of 16.1% partially offset by decreases in revenues from channel networking support of 15.7% and decreases in revenues from FedEx of 54.9%. Revenues from FedEx decreased during 1997 due to lower repair volumes resulting from the introduction of upgraded technology by FedEx which experienced a lower failure rate than the replaced technology. Revenue growth from new retail extended warranty PC support customers more than offset a 13.8% decrease in revenues from Packard Bell, previously the Company's only PC support customer.

HARDWARE REVENUES. Revenues from hardware products decreased 1.2% from $28.1 million (44.4% of total revenues) for 1996 to $27.7 million (42.7% of total revenues) for 1997 due to a decrease in revenues from channel extension product sales.

COST OF SERVICE. Cost of service increased 8.8% from $25.0 million (70.9% of service revenues) for 1996 to $27.2 million (73.1% of service revenues) for 1997. This increase was primarily caused by increases in enterprise service support costs related to 160.3% growth in internetworking services revenues. The overall cost of service increase was also unfavorably affected by service costs related to the addition of new PC support customers. Included in cost of service are research and development expenses which decreased 28.6% from $1.7 million for 1996 to $1.2 million for 1997. This decrease was primarily due to internal business systems support expenses reported together with general and administrative expenses for 1997.

COST OF HARDWARE. Cost of hardware decreased 4.9% from $19.5 million (69.4% of hardware revenues) for 1996 to $18.5 million (66.8% of hardware revenues) for 1997. This decrease was primarily the result of the lower than Company average costs associated with sales of used equipment, which yielded higher than average hardware margins.

GROSS MARGIN. Overall gross margin increased 2.1% from $18.8 million (29.7% of total revenues) for 1996 to $19.2 million (29.6% of total revenues) for 1997. Gross margin on services decreased 2.2% from $10.2 million in 1996 to $10.0 million in 1997. The Company did not realize corresponding cost savings related to decreases in channel networking revenues. The overall cost of service increase was unfavorably affected by increases in enterprise service support costs related to growth in internetworking services revenues and service costs related to the addition of new PC support customers. Service gross margins were further affected by the reduction in and ultimate discontinuation of FedEx repair business volumes during the third quarter of 1997. The Company had previously experienced above-average margins from the repair of the units which FedEx replaced. Gross margin on hardware revenues increased 7.3% from $8.6 million in 1996 to $9.2 million in 1997. This change resulted from lower than average costs associated with the sales of used equipment which yielded higher margins on both channel extension product and the resale of other manufacturers' equipment. Service margins as a percentage of service revenues decreased from 29.1% in 1996 to 26.9% in 1997 primarily due to factors affecting service cost increases discussed above. Hardware margins as a percentage of hardware revenues increased from 30.5% for 1996 to 33.2% for 1997 due to lower costs of resale hardware.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 3.6% from $10.3 million (16.3% of total revenues) for 1996 to $10.0 million (15.3% of total revenues) for 1997 resulting, in part, from changes made by the Company to its sales compensation plan for 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses historically included operational and business systems development and support and have been reclassified as cost of service to more accurately reflect the nature of the expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 13.1% from $4.5 million, (7.1% of total revenues) for 1996 to $5.1 million (7.8% of total revenues) for 1997. This increase included business systems support expenses reported together with general and administrative expenses for 1997.

OPERATING INCOME. Operating income increased 11.4% from $3.7 million (5.9% of total revenues) for 1996 to $4.1 million (6.4% of total revenues) for 1997 as a result of the factors listed above.

INTEREST EXPENSE, NET. Net interest expense decreased from $103,000 (0.2% of total revenues) for 1996 to $41,000 (0.1% of total revenues) for 1997. The final monthly payment on the Company's note payable to Paradyne is due May 24, 1998.

INCOME TAXES. Income tax expense increased 15.4% from $1.3 million (2.1% of total revenues) in 1996 to $1.5 million (2.3% of total revenues) in 1997. The Company's effective income tax rate was 36.1% for 1996 and 35.4% for 1997.

QUARTERLY RESULTS

The following table presents certain unaudited quarterly financial information for each of the eight preceding quarters through December 31, 1998. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere herein and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations, and thus the operating results for any quarter are not necessarily indicative of results for any future periods. All amounts shown (except per share amounts) are expressed in thousands.

                                               SUMMARY OF QUARTERLY RESULTS
                                                       (UNAUDITED)

(IN THOUSANDS, EXCEPT PER        FIRST     SECOND      THIRD      FOURTH     FIRST      SECOND      THIRD      FOURTH
SHARE DATA)                     QUARTER    QUARTER    QUARTER     QUARTER   QUARTER     QUARTER    QUARTER     QUARTER
                                 1997       1997       1997       1997       1998        1998        1998       1998
                               --------   --------   --------   --------   --------    --------    --------   --------
Net Sales                      $ 17,661   $ 15,144   $ 14,419   $ 17,691   $ 16,617    $ 15,051    $ 18,952   $ 23,384

Gross Margin                      4,979      5,169      4,074      4,975      3,620          (6)      4,554      7,614

Operating Income (loss)           1,550      1,481        504        630       (156)     (4,238)        963      2,112

Net Income (loss)                   960        933        332        439       (115)     (2,669)        563      1,243

Net Income (loss) per common   $   0.12   $   0.11   $   0.04   $   0.05   $  (0.01)   $  (0.33)   $   0.07   $   0.15
and common equivalent share

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $6.3 million, $7.7 million and $1.6 million in 1996, 1997 and 1998, respectively. Cash provided by the Company's operating activities in 1996 primarily resulted from earnings before depreciation and increases in deferred income taxes, current liabilities and deferred revenue offset by increases in accounts receivable and inventory. The Company generated cash from operating activities in 1997 primarily as a result of earnings before depreciation and increases in deferred income taxes offset by increases in inventory and decreases in deferred revenue. The Company generated cash from operating activities in 1998 primarily as a result of earnings before depreciation and increases in current liabilities and a decrease in inventory, offset by increases in accounts receivable and deferred revenues.

The Company's investing activities used cash of $6.7 million and $13.4 million in 1996 and 1997, respectively, and provided $0.9 million in 1998. Cash used in the Company's investing activities for 1996 related to the purchase of property, plant and equipment and investment in capitalized leases related to hardware leased to customers offset by proceeds from the liquidation of investments. Cash used in the Company's investing activities for 1997 related to the purchase of property, plant and equipment and investment in capitalized leases related to hardware leased to customers. Cash provided by the Company's investing activities in 1998 related to the liquidation of investments and proceeds from sales-type leases partially offset by purchases of property, plant, and equipment, and additional investment in capitalized leases related to hardware leased to customers. (See Note 1 of Notes to Consolidated Financial Statements.)

Financing activities provided cash of $3.8 million and $2.5 million in 1996 and 1997 respectively, and used cash of $0.1 million in 1998. Cash generated from the Company's financing activity in 1996 and 1997 resulted from the Company's lease discounting activity which included the issuance of certain non-recourse notes payable to banks. Cash used in the Company's financing activities in 1998 resulted from the repayment of certain non-recourse notes payable to banks related to the Company's lease discounting activity.

Per Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, such non-recourse debt, when related to sold financial assets (the related lease revenues receivable) must be reported as debt and amortized together with the related lease receivable rather than deducted from the related lease receivable balance at the time of the discounting transaction.

The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts receivable and eligible leases. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 6.50% to 9.00% and was 7.07% as of December 31, 1998. As of December 31, 1998, the Company had no outstanding balance under the line of credit and approximately $12.6 million was available for borrowing thereunder based upon the Company's qualifying accounts receivable balance. The Company intends to use its borrowing capacity under the line of credit primarily for working capital requirements. The credit facility expires in September, 1999. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

As of December 31, 1998, the Company's investment in capital leases included $
1.7 million of leases which had been discounted via non-recourse notes payable to banks. Additionally, investment in capital leases included $5.3 million of undiscounted leases, a portion of which management anticipates discounting in 1999, and accordingly expects to reduce its working capital committed to this activity. This leasing activity places demands on the company's working capital based on the timing and availability of discounting activities with financial institutions.

Management believes that its cash balances together with cash from operations and borrowings available under its revolving credit facility will be sufficient to finance its working capital needs and capital expenditure requirements for at least the next 12 months. Although no assurance can be given, management believes that cash from operations together with available sources of financing, including additional bank debt, will be sufficient to fund the Company's capital requirements for the foreseeable future beyond such 12 month period

YEAR 2000

Many companies use existing computer programs which identify a particular year using only two digits. These programs were not developed to consider the impact of the upcoming change in the century. Many computer software applications could therefore fail or create erroneous results at or beyond the year 2000 if not corrected or replaced by software applications designed to properly recognize and process dates during and beyond year 2000 ("Year 2000 compliant software"). In 1998 the Company initiated a project to evaluate its internal systems and critical external interfaces in order to identify areas where the Year 2000 issue might materially impact the Company's business and has hired an outside consultant with Year 2000 compliance experience to assist in this evaluation. All critical systems and interfaces are being evaluated for Year 2000 compliance and programs have been initiated to bring about remedial action where necessary. During 1999, the Company plans to replace certain of its systems to meet its evolving business requirements. The replacement systems are being evaluated or developed to ensure Year 2000 compliance. Such replacements are being made due to reasons other than Year 2000 compliance concerns and no replacement has been accelerated because of such concerns. The expected costs for systems work are included within the Company's capital and operating budgets for 1999.

Management believes that any other Year 2000 compliance issue related to its internal systems can be properly managed by its internal staff with minimal incremental costs, including fees payable to its Year 2000 outside consultant.

Management believes that if the Company's PC service customers experience Year 2000 compliance problems in their customer help desk systems, the Company could experience a downturn in customer service requests. Management intends to seek Year 2000 compliance certification from these customers prior to the end of 1999. Management has identified concerns related to Year 2000 readiness and has initiated actions to ensure Year 2000 readiness.

The Company utilizes replacement parts inventories with varying levels of software content in the maintenance of enterprise networks. These replacement parts are distributed throughout warehouse locations owned and operated by the Company's logistics vendor. The Company has initiated a program to identify and upgrade non-compliant

Year 2000 replacement parts and expects to complete this activity prior to 2000. Management believes that less than 10% of its replacement parts pool represents potential Year 2000 compliance issues. Software upgrades for these replacement parts are generally available from the manufacturers at little to no cost to the Company. The unavailability of Year 2000 compliant replacement parts or the failure of such parts once introduced into the customers' networks due to Year 2000 non-compliance would reduce the quality of service provided by the Company to its customers and increase the Company's costs. Although it is not possible to accurately predict the extent of the upgrade requirement, management estimates that the expenses related to the audit and upgrade activity will not exceed $250,000.

Management believes that any other Year 2000 compliance issue related to its internal systems can be properly managed by its internal staff with minimal incremental costs, including fees payable to its Year 2000 outside consultant.

The Company believes that it will be Year 2000 ready with no material impact on its business and estimates that its total costs related to all Year 2000 compliance efforts will be approximately $250,000 to $300,000. Any corrective action will not materially affect the Company's operating results or financial condition.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to management's nominees for director of the Company will be set forth under the captions "Proposal 1 - Election of Directors - Nominees" and "Proposal 1 - Election of Directors - Information Regarding Nominees for Director" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 1999. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers" in the Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statements, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to management compensation is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation - Audit and Compensation Committee Report on Executive Compensation" and "Stock Performance Graph," which specifically is not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the captions "Voting - Principal Shareholders" and "Proposal 1 - Election of Directors - Information Regarding Nominees for Director" in the Company's Proxy statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between the Company and certain of its affiliates is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Certain Relationships and Certain Transactions" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

                  Report of Independent Public Accountants - Arthur Anderson LLP

                  Report of Independent Public Accountants - Pridie Brewster

                  Consolidated Balance Sheets at December 31, 1997 and 1998

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 1998

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

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

                                          TECHFORCE CORPORATION

                                          /s/ John A. Koehler
                                          ------------------------------------
                                              John A. Koehler, President & CEO

                                          Date: March 28, 1998

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

         Pursuant to the , on behalf of the Registrant and in the capacities and on the dates indicated.

Date:        March 28     , 1999     /s/ John A. Koehler
           --------------            ------------------------------------------
                                     John A. Koehler, President, Chief
                                     Executive Officer and Director

Date:        March 28     , 1999     /s/ Jerrel W. Kee
           --------------            ------------------------------------------
                                     Jerrel, W. Kee, Senior Vice President --
                                     Finance and Chief Financial Officer

Date:        March 28     , 1999     /s/ Paul J. Ferri
           --------------
                                     ------------------------------------------
                                     Paul J. Ferri, Director

Date:        March 28     , 1999     /s/ Richard D. Tadler
           --------------            ------------------------------------------
                                     Richard D. Tadler, Director

Date:        March 28     , 1999     /s/ Bertil D. Nordin
           --------------            ------------------------------------------
                                     Bertil D. Nordin, Director

Date:        March 28     , 1999     /s/ William E. Bassett
           --------------            ------------------------------------------
                                     William E. Bassett, Director

         3.       EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
3.1       --   Amended and Restated Articles of Incorporation (Exhibit 3.1 to
               the Company's Registration Statement on Form S-1, No. 33-98716).

3.2       --   Articles of Amendment to Amended and Restated Articles of
               Incorporation (Exhibit 3.2 to the Company's Registration
               Statement on Form S-1, No. 33-98716).

3.3       --   Form of Second Amended and Restated Articles of Incorporation
               (Exhibit 3.3 to the Company's Registration Statement on Form S-1,
               No. 33-98716).

3.4       --   Bylaws of the Company (Exhibit 3.4 to the Company's Registration
               Statement on Form S-1, No. 33-98716).

3.5       --   Amendment to Bylaws of the Company (Exhibit 3.5 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

4.1       --   Specimen Common Stock Certificate (Exhibit 4.1 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

4.2       --   See Exhibits 3.1 through 3.5 for the provisions of the Company's
               Amended and Restated Articles of Incorporation and Bylaws
               governing the rights of holders of securities of the Company.

10.2      --   Equipment Service Agreement dated March 13, 1995 between the
               Company and Packard Bell, Inc. (Exhibit 10.2 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

10.3      --   General Services Agreement dated June 19, 1992 between the
               Company and Federal Express Corporation (Exhibit 10.5 to the
               Company's Registration Statement on Form S-1, No. 33-98716).

10.4      --   Change Order Extending General Services Agreement dated August 1,
               1994 between the Company and Federal Express Corporation (Exhibit
               10.6 to the Company's Registration Statement on Form S-1, No.
               33-98716).

10.5      --   Systems Integrator Agreement dated June 1, 1995 between the
               Company and Cisco Systems Inc. (Exhibit 10.7 to the Company's
               Registration Statement on Form S-1, No. 33-98716).


10.6      --   Non-Competition and Right-of-First-Refusal Agreement dated March
               25, 1994 between the Company and AT&T Paradyne Corporation
               (Exhibit 10.17 to the Company's Registration Statement on Form
               S-1, No. 33-98716).

10.7      --   Contracted Service Agreement for Field Service between the
               Company and IBM dated February 23, 1995 (Exhibit 10.19 to the
               Company's Registration Statement on Form S-1, No. 33-98716).

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                     DESCRIPTION                                                PAGE
------                     -----------                                              -------
10.8      --   Global Roam Rental Agreement dated July 17, 1995 between the
               Company and GTE Mobile Communication Service Corporation (Exhibit
               10.21 to the Company's Registration Statement on Form S-1, No.
               33-98716).

10.9      --   Equipment Service Agreement dated August 18, 1995 between the
               Company and TxPort, Inc. (Exhibit 10.22 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

10.11     --   Installment Note dated March 25, 1994 issued by the Company payable to AT&T Paradyne Corporation (Exhibit 10.24 to the
               Company's Registration Statement on Form S-1, No. 33-98716).

10.12     --   Security Agreement dated March 25, 1994 between. the Company and
               AT &T Paradyne Corporation (Exhibit 10.25 to the Company's
               Registration Statement on Form S-1, No. 33-98716).


10.13     --   Agreement Revising Installment Note dated March 25, 1995 between the Company and AT &T Paradyne dated March 25, 1995 (Exhibit
               10.27 to the Company's Registration Statement on Form S-1, No.
               33-98716).

10.14     --   401(k) Plan of the Company (Exhibit 10.28 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

10.15     --   Stock Option Plan of the Company, as amended (Exhibit 10.29 to the Company's Registration Statement on Form S-1, No. 33-98716).

10.16     --   Form of Non-Competition and Non-Disclosure Agreement dated March
               25, 1994, between the Company and each of John A. Koehler,
               Anthony M. Ramunno, Jr., Derek S. Beveridge and Michael R. Jones
               (Exhibit 10.30 to the Company's Registration Statement on Form
               S-1, No. 33-98716).

10.19     --   Form of Indemnification Agreement dated May 9, 1995, between the
               Company and each of its directors and executive officers (Exhibit
               10.34 to the Company's Registration Statement on Form S-1, No.
               33-98716).

10.20     --   Letter Agreement dated July 19, 1994 between the Company and
               Bertil D. Nordin (Exhibit 10.37 to the Company's Registration
               Statement on Form S-1, No. 33-98716).


10.21     --   Lease Agreement dated March 4, 1994, between 3901 Roswell Road
               Associates, T.C. and the Company for premises located at 3901
               Roswell Road, N.E., Suite 310, Marietta, Georgia (Exhibit 10.38
               to the Company's Registration Statement on Form S-1, No.
               33-98716).

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                     DESCRIPTION                                                PAGE
------                     -----------                                              -------
10.22     --   Lease Agreement dated March 31, 1994, between the Company and PNC
               Realty Holding Corp., of Florida for premises located at 15950
               Bay Vista Drive, Suite 340, Clearwater, Florida (Exhibit 10.39 to
               the Company's Registration Statement on Form S-1, No. 33-98716).

10.23     --   Lease Agreement dated June 20, 1994, between the Company and
               Holiday Inns, Inc. for premises located at Commerce Center, HOB
               Building, 3781 3797 Lamar Avenue, Memphis, Tennessee (Exhibit
               10.40 to the Company's Registration Statement on Form S-1, No.
               33-98716).

10.24     --   Lease Renewal/Expansion Proposal dated October 18, 1994, for 747
               Church Road, Suite C-1, Elmhurst, Illinois issued by Morgan
               Realty Partners to TechNet, Inc. (Exhibit 10.41 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

10.25     --   Lease Amendment Agreement dated December 9, 1994, between
               Banyan/Morgan Milwaukee Limited Partnership and TechForce/TechNet
               for premises located at Suite C-1, Elmhurst Metro Court,
               Elmhurst, Illinois (Exhibit 10.42 to the Company's Registration
               Statement on Form S-1, No. 33-98716).

10.26     --   Addendum to Lease Agreement dated 1995, between the Company and
               PNC Realty Holding Corp. of Florida for premises located at 15950
               Bay Vista Drive, Suite 340, Clearwater, Florida (Exhibit 10.43 to
               the Company's Registration Statement on Form S-1, No. 33-98716).

10.27     --   Form of Option Agreement between the Company and optionees under the Company's Stock Option Plan (Exhibit 10.44 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

10.31     --   1995 Stock Incentive Plan (Exhibit 10.52 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

10.32     --   Directors' Stock Option Plan (Exhibit 10.53 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

10.33     --   Employee Stock Purchase Plan (Exhibit 10.54 to the Company's
               Registration Statement on Form S-1, No. 33-98716).

10.34     --   Value Added Distributor Agreement between Paradyne Corporation and the Company executed November 10, 1995 - (Exhibit 10.55 to the Company's annual report on Form 10-K for the period ended
               December 31, 1995),

10.35     --   Second Lease Amendment Agreement dated October 25, 1995 between
               Banyan/Morgan Milwaukee Limited Partnership and the Company
               (Exhibit 10.56 to the Company's annual report on Form 10-K for the period ended December 31, 1995).

10.36     --   Commencement Notice dated November 3, 1995 between Banyan/Morgan
               Milwaukee Limited Partnership and the Company -. (Exhibit 10.57
               to the Company's annual report on Form 10-K for the period ended
               December 31, 1995).

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                     DESCRIPTION                                                PAGE
------                     -----------                                              -------
10.37     --   Sublease between Witness Systems, Inc. and the Company dated
               January 3, 1996 (Exhibit 10.58 to the Company's annual report on
               Form 10-K for the period ended December 31, 1995).

10.38     --   Lease Agreement between 3901 Roswell Road Associates, T.C. and the Company dated January 24, 1996 - (Exhibit 10.59 to the
               Company's annual report on Form 10-K for the period ended
               December 31, 1995).

10.39     --   Services Level Agreement for Installation and Support Services
               between the Company and National Medical Care, Inc. dated March
               1, 1996 (Exhibit 10.0 to the Company's Report on Form 10-Q for
               the period ended March 31, 1996).

10.40     --   General Services Agreement between the Company and Federal
               Express, dated June 19, 1996 (Exhibit 10.1 to the Company's
               Report on Form 10-Q for the period ended September 30, 1996.

10.41(a)  --   Loan Agreement between the Company and First Union National Bank, dated September 23, 1996 (Exhibit 10.2(a) to the Company's Report
               on Form 10-Q for the period ended September 30, 1996).

10.41(b)  --   Security Agreement between the Company and First Union National
               Bank, dated September 23, 1996 (Exhibit 10.2(b) to the Company's
               Report on Form 10-Q for the period ended September 30, 1996.

10.41(c)  --   Promissory Note between the Company and First Union National
               Bank, dated September 23, 1996 (Exhibit 10.2(c) to the Company's
               Report on Form 10-Q for the period ended September 30, 1996.

10.42     --   Transfer of Federal Express Services Agreement dates as of
               September 26, 1997, by and between TechForce Corporation and ATS
               Telephone and Data Systems, Inc. (Exhibit 10.1 to the Company's
               Report on Form 10-Q for the period ended September 30, 1997.

10.43--        Premises Lease dated March 12, 1997, with addendum dated
               September 30, 1997, by and between TechForce Cororation and
               Pinellas Bay Vista Partners, Ltd. - (Exhibit 10.2 to the
               Company's Report on Form 10-Q for the period ended September 30,
               1997.

10.44     --   Equipment Service agreement dated August 5, 1997, between
               TechForce Corporation and Sears, Roebuck, and Company - (Exhibit
               10.44 to the Company's Report on Form 10-K for the year ended
               December 30, 1997. 10.45-- Master sub-contract agreement, dated
               March 31, 1998, between TechForce Corporation and XXXX
               Corporation. (Exhibit 10.1 to the Company's Report on Form 10-Q
               for the period ended March 31, 1998.

10.45     --   Sub-contractor agreement, dated October 10, 1997, between
               TechForce Corporation and General Electric Corporation. (Exhibit
               10.2 to the Company's Report on Form 10-Q for the period ended
               March 31, 1998.

21.1      --   List of Subsidiaries of the Registrant (Exhibit 21.1 to the
               Company's Registration Statement on Form S-1, No. 33-98716).

23.1      --   Consent of Arthur Andersen LLP - filed herewith.

23.2      --   Consent of Pridie Brewster - filed herewith

27        --   Financial Data Schedule.

                                       22

                              TECHFORCE CORPORATION

                          INDEX OF FINANCIAL STATEMENTS

                                DECEMBER 31, 1997
                                                                PAGE NO.
                                                                --------
Report of Independent Public Accountants -- Arthur Andersen LLP   F-1
Report of Independent Public Accountants -- Pridie Brewster       F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                       F-3 - F-4
Consolidated Statements of Income                                 F-5
Consolidated Statements of Stockholders' Equity                   F-6
Consolidated Statements of Cash Flows                             F-7 - F-8
Notes to Consolidated Financial Statements                        F9 - F-20
Valuation and Qualifying Accounts (Schedule II)                   F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of TechForce Corporation:

We have audited the accompanying consolidated balance sheets of TechForce Corporation (a Georgia corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of TechForce UK Limited for the years ended December 31, 1998 and 1997, which statements reflect total assets and total revenues of 4.0 percent and 5.0 percent in 1998 and 5.4 percent and 6.6 percent in 1997, respectively, of the consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechForce Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule (Schedule II - Valuation and Qualifying Accounts) listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

Tampa, Florida,
                                February 18, 1999

/s/ ARTHUR ANDERSEN
--------------------

                              TECHFORCE UK LIMITED

                  REPORT OF THE AUDITORS TO THE SHAREHOLDERS OF

                              TECHFORCE UK LIMITED

We have audited the financial statements of TechForce UK Limited which have been prepared under the historical cost convention and accounting policies.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS
The Company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

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

OPINION
In our opinion the financial statements give a true and fair view of the state of the Company's affairs as at 31 December 1998 and of its loss for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

Pridie Brewster
Chartered Accountants
Registered Auditor
Anstey Park House
Anstey Road
Alto, Hants
GU34 2RL
Dated: 26 March 1999

                              TECHFORCE UK LIMITED

                  REPORT OF THE AUDITORS TO THE SHAREHOLDERS OF

                              TECHFORCE UK LIMITED

We have audited the financial statements of TechForce UK Limited which have been prepared under the historical cost convention and accounting policies.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS
The Company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

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

OPINION
In our opinion the financial statements give a true and fair view of the state of the Company's affairs as at 31 December 1997 and of its profit for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

Pridie Brewster
Chartered Accountants
Registered Auditor
Anstey Park House
Anstey Road
Alto, Hants
GU34 2RL
Dated: 26 March 1998

                     TECHFORCE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997

                                       ASSETS                                       1998           1997
                                                                                ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  3,159,188    $    736,222
     Investments                                                                     104,177       3,174,734
     Receivables, net of allowance of approximately $912,000 and $343,000 for
         doubtful accounts in 1998 and 1997, respectively                         20,414,779      12,828,921
     Inventories                                                                   1,795,698       3,461,435
     Prepaid expenses and other current assets                                     1,222,387       1,030,845
     Net investment in sales-type leases, current portion                          2,502,287       4,099,559
     Deferred taxes                                                                1,807,000            --
                                                                                ------------    ------------
                      Total current assets                                        31,005,516      25,331,716
                                                                                ------------    ------------
PROPERTY AND EQUIPMENT:
     Leasehold improvements                                                        1,164,717         764,231
     Furniture, fixtures and equipment                                             9,915,706       7,499,089
     Equipment held for rental                                                       703,041         592,189
     Replacement parts                                                            17,107,373      17,076,590
                                                                                ------------    ------------
                                                                                  28,890,837      25,932,099
     Less- Accumulated depreciation                                              (15,411,593)    (10,968,498)
                                                                                ------------    ------------
                      Property and equipment, net                                 13,479,244      14,963,601
                                                                                ------------    ------------
NET INVESTMENT IN SALES-TYPE LEASES,
     less current portion                                                          4,467,846      10,105,223
                                                                                ------------    ------------
OTHER ASSETS                                                                         133,202         272,947
                                                                                ------------    ------------
                      Total assets                                              $ 49,085,808    $ 50,673,487
                                                                                ============    ============

                     TECHFORCE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY                           1998         1997
                                                                                  -----------   -----------
CURRENT LIABILITIES:
     Accounts payable                                                             $ 5,458,447   $ 3,905,249
     Accrued expenses                                                               5,150,031     1,936,473
     Accrued contract labor                                                         1,139,026       551,110
     Current maturities of obligations under capital leases, long-term debt and
         non-recourse notes payable                                                   980,261     2,770,166
     Deferred revenue, current portion                                              2,750,080     2,068,847
     Deferred taxes                                                                      --          81,000
                                                                                  -----------   -----------
                      Total current liabilities                                    15,477,845    11,312,845

OBLIGATIONS UNDER CAPITAL LEASES,
     net of current maturities                                                        370,746       167,588

NON-RECOURSE NOTES PAYABLE, net of current maturities                                 659,233     6,031,619

DEFERRED REVENUE, net of current portion                                               16,789        85,845

DEFERRED TAXES                                                                      1,498,000     1,582,000
                                                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 9,400,234 shares authorized, 8,261,894 and
         8,116,530 shares issued and outstanding at December 31, 1998 and 1997,
         respectively                                                                  82,619        81,166
     Additional paid-in capital                                                    28,577,403    28,031,331
     Retained earnings                                                              2,403,173     3,381,093
                                                                                  -----------   -----------
                      Total stockholders' equity                                   31,063,195    31,493,590
                                                                                  -----------   -----------
                      Total liabilities and stockholders' equity                  $49,085,808   $50,673,487
                                                                                  ===========   ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998            1997            1996
                                                                 ------------    ------------    ------------
REVENUES:
     Services                                                    $ 49,453,587    $ 37,167,936    $ 35,191,848
     Hardware                                                      24,550,098      27,746,861      28,081,581
                                                                 ------------    ------------    ------------
                      Total revenues                               74,003,685      64,914,797      63,273,429
                                                                 ------------    ------------    ------------
DIRECT COSTS:
     Services                                                      39,308,866      27,171,881      24,967,943
     Hardware                                                      18,912,912      18,545,038      19,504,406
                                                                 ------------    ------------    ------------
                      Total direct costs                           58,221,778      45,716,919      44,472,349
                                                                 ------------    ------------    ------------
                      Gross profit                                 15,781,907      19,197,878      18,801,080
                                                                 ------------    ------------    ------------
OPERATING COSTS:
     Selling and marketing                                         10,081,511       9,954,636      10,329,889
     General and administrative                                     6,681,497       5,078,459       4,489,926
     Non-recurring charges                                            338,363            --           243,493
                                                                 ------------    ------------    ------------
                      Total operating costs                        17,101,371      15,033,095      15,063,308
                                                                 ------------    ------------    ------------
                      Operating (loss) income                      (1,319,464)      4,164,783       3,737,772
INTEREST EXPENSE, net                                                (206,456)        (40,626)       (102,672)
                                                                 ------------    ------------    ------------
(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR INCOME TAXES
                                                                   (1,525,920)      4,124,157       3,635,100
BENEFIT (PROVISION) FOR INCOME TAXES                                  548,000      (1,460,000)     (1,312,000)
                                                                 ------------    ------------    ------------
NET (LOSS) INCOME                                                $   (977,920)   $  2,664,157    $  2,323,100
                                                                 ============    ============    ============
BASIC (LOSS) EARNINGS PER COMMON SHARE                           $      (0.12)   $       0.33    $       0.29
                                                                 ============    ============    ============
DILUTED (LOSS) EARNINGS PER COMMON SHARE                         $      (0.12)   $       0.32    $       0.28
                                                                 ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                    8,190,437       8,067,646       7,931,554
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES      8,190,437       8,405,234       8,335,058

The accompanying notes are an integral part of these consolidated statements.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                       COMMON STOCK          ADDITIONAL      RETAINED
                                               ---------------------------     PAID-IN       (DEFICIT)
                                                   SHARES        AMOUNT        CAPITAL        EARNINGS         TOTAL
                                               ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1995                        7,905,500   $     79,055   $ 27,634,333   $ (1,606,164)   $ 26,107,224

     Issuance of common stock through
         exercises of common stock options           64,777            647         63,308           --            63,955

     Net income                                        --             --             --        2,323,100       2,323,100
                                               ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1996                        7,970,277         79,702     27,697,641        716,936      28,494,279

     Issuance of common stock through
         exercises of common stock options           93,073            932         71,367           --            72,299

     Issuance of common stock under the ESPP         53,180            532        262,323           --           262,855

     Net income                                        --             --             --        2,664,157       2,664,157
                                               ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1997                        8,116,530         81,166     28,031,331      3,381,093      31,493,590

     Issuance of common stock through
         exercises of common stock options          119,064          1,190        220,021           --           221,211

     Issuance of common stock under the ESPP         26,300            263        173,111           --           173,374

     Tax benefit of stock options exercised
     by employees                                      --             --          152,940           --           152,940

     Net loss                                          --             --             --         (977,920)       (977,920)
                                               ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1998                        8,261,894   $     82,619   $ 28,577,403   $  2,403,173    $ 31,063,195
                                               ============   ============   ============   ============    ============

The accompanying notes are an integral part of these consolidated statements.

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998            1997            1996
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                 $   (977,920)   $  2,664,157    $  2,323,100
     Adjustments to reconcile net (loss) income to net cash provided by operating activities-
              Depreciation                                                4,443,095       4,232,316       3,179,313
              Amortization                                                   87,798          45,944          33,770
              Deferred income tax (benefit) provision                    (1,972,000)      1,086,000       1,484,000
              Changes in assets and liabilities-
                  Accounts receivable                                    (7,585,858)       (141,694)       (550,175)
                  Inventories                                             1,665,737         984,377      (1,125,197)
                  Prepaid expenses and other current assets                (191,542)       (429,667)       (350,208)
                  Other assets                                               51,947        (114,849)           --
                  Accounts payable                                        1,553,198       1,322,608         995,844
                  Accrued expenses                                        3,366,498      (1,322,905)        514,640
                  Accrued contract labor                                    587,916         (48,687)     (1,023,756)
                  Deferred revenue                                          612,177        (614,352)        822,406
                                                                       ------------    ------------    ------------
                      Net cash provided by
                           operating activities                           1,641,064       7,663,248       6,303,737
                                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                  (2,461,639)     (7,885,832)     (6,041,682)
     Sale (purchase) of investments                                       3,070,557        (875,976)     10,125,072
     Increase in sales-type leases                                       (5,343,209)     (8,052,492)    (13,565,728)
     Payments received for sales-type leases                              3,047,603       2,377,214       1,612,051
     Proceeds from sale of sales-type leases                              2,616,091       1,212,498       1,117,285
     Purchase of other assets                                                  --          (130,872)           --
                                                                       ------------    ------------    ------------
                      Net cash provided by (used in) investing
                           activities                                       929,403     (13,355,460)     (6,753,002)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock options exercised                                  221,211          72,299          63,955
     Proceeds from issuance of common stock under
         the ESPP                                                           173,374         262,855            --
     Repayments of capital lease obligations                               (248,761)        (51,546)        (53,962)
     Repayments under revolving credit facilities                       (30,281,000)    (20,012,000)    (11,629,955)
     Borrowings under revolving credit facilities                        30,281,000      20,012,000      11,629,955
     Repayments of long-term note payable                                  (740,018)     (1,678,883)     (1,550,217)
     Borrowings of non-recourse notes payable,
         secured by sales-type leases                                       894,864       3,999,982       5,367,208
     Repayments of non-recourse notes payable                              (448,153)       (119,369)           --
                                                                       ------------    ------------    ------------
                      Net cash (used in) provided by
                           financing activities                            (147,483)      2,485,338       3,826,984
                                                                       ------------    ------------    ------------

                     TECHFORCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (continued)

                                                                         1998          1997           1996
                                                                     -----------    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                2,422,966     (3,206,874)     3,377,719

CASH AND CASH EQUIVALENTS, beginning of year                             736,222      3,943,096        565,377
                                                                     -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                               $ 3,159,188    $   736,222    $ 3,943,096
                                                                     ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid (received) during the year for-
              Interest                                               $   124,649    $   178,656    $   407,124
              Income taxes, net                                      $  (364,897)   $   455,000    $   391,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
        Amortization of non-recourse notes payable and
              net investment in sales-type leases                    $ 1,862,963    $ 1,241,406    $      --
         Lease obligation capitalized                                $   497,099    $      --      $      --
         Tax benefit of stock options exercised by employees         $   152,940    $      --      $      --
         Extinguishment of non-recouse notes payable through sales
              of sales-type leases                                   $ 5,051,201    $      --      $      --

The accompanying notes are an integral part of these consolidated statements.

                            PRELIMINARY AND TENTATIVE
                     TECHFORCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

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

INVESTMENTS

At December 31, 1998, investments consist of an interest-bearing money market account. At December 31, 1997, investments consisted of preferred shares in a mutual fund which invested in municipal obligations. Investments are readily convertible to cash and are stated at fair value which approximates cost.

INVENTORIES

Inventories are recorded at the lower of cost or market. Cost is determined by the first-in, first-out method. Market is defined as replacement cost or net realizable value. Inventories are evaluated periodically by company personnel to identify and reserve for obsolete, slow-moving or non-salable inventory. Inventories at December 31, 1998 and 1997, consisted primarily of finished goods.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization have been computed using the straight-line method over the estimated useful lives of assets as follows:

             DESCRIPTION                                      YEARS
             -----------                                      ------
       Leasehold improvements                                  1-10
       Furniture, fixtures and equipment                       3-10
       Equipment held for rental                                  3
       Replacement parts                                        5-6

As the lessor, the Company leases certain equipment under non-cancelable operating lease contracts. Future minimum rentals on these leases are approximately $121,000 and $88,000 for the years ending December 31, 1999 and 2000, respectively.

SALES-TYPE LEASES

Revenues from certain qualifying non-cancelable equipment lease contracts are accounted for as sales-type leases, wherein the present values of all payments, net of executory costs, are recorded currently as revenues, and the related costs of the equipment, less the present value of the unguaranteed residual values, are recorded as cost of sales. The associated interest, using the effective interest method, is credited over the term of the lease agreement. Total revenues from sales-type leases for the years ended December 31, 1998, 1997 and 1996, were approximately $5,394,000, $8,052,000 and $13,566,000, respectively, and are included in hardware revenues in the accompanying consolidated statements of operations. Cost of sales from sales-type leases for the years ended December 31, 1998, 1997 and 1996, were approximately $1,397,000, $3,412,000 and $8,186,000, respectively, and are included in hardware direct costs in the accompanying consolidated statements of operations.

Future minimum lease payments to be received by the Company, as lessor, pursuant to its sales-type leases at December 31, 1998, are as follows:

           YEAR ENDING
           DECEMBER 31,                  AMOUNT
           ------------                ----------
               1999                    $2,977,606
               2000                     2,329,817
               2001                     1,581,183
               2002                       551,405
               2003                       449,848
                                       ----------
                                       $7,889,859
                                       ==========

The net investment in sales-type leases at December 31, 1998 and 1997, consisted of the following:
                                                      1998             1997
                                                   ----------       -----------
       Future minimum lease payments               $7,889,859       $16,652,647
       Less- Unearned income                         (919,726)       (2,447,865)
                                                   ----------       -----------
           Net investment in sales-type leases     $6,970,133       $14,204,782
                                                   ==========       ===========

The balance of net investment in sales-type leases as of December 31, 1998, includes sales-type leases of $1,692,661, which secure non-recourse notes payable of $1,538,962 (see Note 4).

For the period from July 1, 1997, to December 31, 1997, the Company prospectively revised the unguaranteed residual value in the equipment underlying the sales-type leases. This change increased net income, basic earnings per common share and diluted earnings per common share for the year ended December 31, 1997, by approximately $246,000, $0.03 and $0.03, respectively.

REVENUE RECOGNITION

Revenues from hardware sales are recognized at the time of delivery. Revenues from network design and on-site installation of hardware products are recognized as the services are performed. Revenues from services, including depot repair, network support and on-site maintenance, are recognized as the services are performed or ratably over the non-cancelable service contract period. Deferred revenue represents payments received in advance under non-cancelable service contracts.

RESEARCH AND DEVE.LOPMENT

Research and development costs are charged to direct costs - services as incurred and amounted to $812,278, $1,225,557 and $1,717,864 in 1998, 1997 and
1996, respectively.

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations shown on the face of the accompanying consolidated statements of operations:

                                                                           1998           1997           1996
                                                                         ---------      ---------      ---------
       Basic weighted average number of
           common shares                                                 8,190,437      8,067,646      7,931,554
       Dilutive effect of options outstanding                                 --          337,588        403,504
       Diluted weighted average number of common and common
           equivalent shares outstanding                                 8,190,437      8,405,234      8,335,058

The following options were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share because the Company incurred a net loss for the year ended December 31, 1998:

                                                      1998
                                                --------------
       Number of options outstanding               1,081,755
       Range of exercise prices                 $0.38 - $10.59
       Range of expiration dates                  2005 - 2008

The following options were outstanding at December 31, 1997 and 1996, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares:
                                                  1997              1996
                                             -------------     -------------
       Number of options outstanding            279,582           212,533
       Range of exercise prices              $8.38 - $9.63     $9.00 - $9.63
       Range of expiration dates               2005 - 2007       2005 - 2007

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of net investment in sales-type leases, long-term debt and non-recourse notes payable approximate fair value due to market rates of interest and related maturities.

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

RECLASSIFICATIONS

Certain amounts included in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

2.       ACQUISITION OF BUSINESS UNIT:

On April 30, 1997, the Company purchased certain equipment and other rights related to the SCANmanager remote LAN monitoring operations of Ungermann-Bass Networks, Inc. for $375,000 in cash. No liabilities were assumed in this transaction. The Company has accounted for this transaction under the purchase accounting method. The operating results of the SCANmanager operation are included in the accompanying consolidated statements of operations since the date of acquisition.

3.       LINE OF CREDIT:

The Company has a line of credit facility at December 31, 1998 and 1997, with the following features:

                                                Description
                             --------------------------------------------------
Maximum borrowings:          $15,000,000
Base of borrowings:          Eligible accounts receivable and eligible leases,
                                 as defined
Amount outstanding:          None
Interest rate:               One-month LIBOR rate plus 150 basis points (7.07%
                                 and 7.22% at December 31, 1998 and 1997,
                                 respectively)
Payment of interest:         Monthly
Security of borrowings:      Accounts receivable and all other assets not
                                 otherwise encumbered
Available borrowings:        Calculated monthly
Expiration date:             September 1999

The line of credit facility includes certain restrictive covenants related to mergers and acquisitions, investments, incurrence of additional indebtedness and maintenance of certain financial ratios, as defined. The Company was in compliance with these covenants as of December 31, 1998.

4. LONG-TERM DEBT AND NON-RECOURSE NOTES PAYABLE:

At December 31, 1998 and 1997, the Company's long-term debt and non-recourse notes payable consisted of the following:

                                                                                    1998                  1997
                                                                                -----------           -----------
Note payable to AT&T Paradyne, interest at 8%, payable in equal monthly installments of $150,977, including interest, through May 1998, secured by certain inventory, property and equipment and personal
     guarantees of certain stockholders totaling $1,500,000                     $ --                  $   740,018

Non-recourse notes payable to financial institutions, interest ranging from 7.75% to 10.6%, payable in monthly
     installments ranging from $15,135 to $41,275, including interest, through August 2000, secured by net investment in sales-type leases
     and the related equipment thereunder                                         1,538,962             8,006,415
                                                                                -----------           -----------
                                                                                  1,538,962             8,746,433
Less- Current maturities of long-term debt                                         --                    (740,018)
Less- Current maturities of non-recourse
     notes payable                                                                 (879,729)           (1,974,796)
                                                                                -----------           -----------
                                                                                $   659,233           $ 6,031,619
                                                                                ===========           ===========

During 1998 and 1997, the Company assigned and granted security interests in its sales-type leases to certain financial institutions in return for the non-recourse notes payable. According to the terms of the notes payable and related security agreements, the financial institutions' only recourse in the event of default by the lessee is the underlying leased equipment.

Interest expense for long-term debt was $14,866, $132,839 and $261,506 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense for non-recourse notes payable was $527,539 and $519,243 for the years ended December 31, 1998 and 1997, respectively. Interest expense for non-recourse notes payable for the year ended December 31, 1996, was insignificant to the 1996 consolidated financial statements.

  Maturities of non-recourse notes payable as of December 31, 1998, are as follows:


            YEAR ENDING
            DECEMBER 31,               AMOUNT
            ------------             ----------
                1999                 $  879,729
                2000                    659,233
                                     ----------
                                     $1,538,962
                                     ==========

5. BENEFIT PLANS:

During 1994, the Company's Board of Directors (the Board) approved an incentive stock option plan (the Plan) for certain key employees and the Board. On November 21, 1995, the Board approved the adoption of the 1995 Stock Incentive Plan (the Incentive Plan), the Stock Option Plan for the Board (the Option Plan) and a noncompensatory employee stock purchase plan (ESPP).

1994 PLAN

Under the terms of the Plan, up to 613,204 shares of common stock can be issued at exercise prices of not less than fair value at the grant date, as determined by the Board. Options granted under the Plan may be either non-qualified or incentive stock options and vest ratably over a five-year period unless otherwise stated. Options may be exercised for 10 years from the date of grant. As of December 31, 1998, 460,730 options had been granted (net of forfeitures), 280,247 had been exercised and 180,483 were outstanding.

1995 INCENTIVE PLAN

The Incentive Plan provides for the grant of restricted stock, incentive or non-qualified stock options, stock appreciation rights and other similar awards on an annual basis subject to certain maximums, as defined. The grants are at the fair market value of the shares on the date of grant. Total awards issued under the Incentive Plan are limited to a percentage of outstanding common shares, as defined, which vest ratably over the incentive period to be determined by the Company upon grant. Options may be exercised for 10 years from the date of the grant if the participant does not own greater than 10 percent of the Company. Options may be exercised for five years from the grant date if the participant owns greater than 10 percent of the Company. As of December 31, 1998, 896,822 options had been granted (net of forfeitures), 28,550 had been exercised and 868,272 were outstanding.

1995 OPTION PLAN

Under the terms of the Option Plan, non-qualified stock options to purchase up to 100,000 shares of common stock may be granted to Board members who are not also employees of the Company at the fair market value of the shares on the date of grant. Under the Option Plan, eligible Board members receive options to purchase 5,000 common shares upon appointment to the Board and options to purchase 1,000 shares upon completion of each year of service on the Board. The options become vested upon the first anniversary of the date of the grant. As of December 31, 1998, 33,000 options had been granted (net of forfeitures), none had been exercised and 33,000 were outstanding.

EMPLOYEE STOCK PURCHASE PLAN

The ESPP permits eligible employees to purchase, through payroll deductions of up to 10 percent of their annual earnings, common stock at 85 percent of the fair market value of the common stock. The fair market value is determined at the lesser of the market value of such shares at the beginning or end of the semi-annual subscription period. Up to 800,000 shares of common stock can be purchased under the ESPP. As of December 31, 1998, 1997 and 1996, 26,300, 53,180 and no shares, respectively, were purchased under the ESPP.

SFAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation expense has been recognized. In October 1995, the Financial Accounting Standards Board
(FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The pro forma disclosures are required only for options granted subsequent to December 31, 1994, and for employee stock purchase plans.

The Company adopted SFAS 123 for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996: risk-free interest rate of 5.38 percent for 1998 and 6.2 percent for 1997 and 1996, expected life of four years for 1998 and 1997 and five years for 1996, no expected dividends for 1998, 1997 and 1996, and expected volatility of 60 percent, 65 percent and 50 percent for 1998, 1997 and 1996, respectively. Using these assumptions, the fair value of the stock options granted in 1998, 1997 and 1996 was $1,785,509, $1,889,667 and $1,357,826, respectively, which would be amortized as compensation expense over the vesting period of the options. Compensation expense for the ESPP in 1998, 1997 and 1996, was insignificant to the Company's financial statements.

Had compensation expense been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net (loss) income and (loss) earnings per share would have been changed to the following pro forma amounts:

                                              1998            1997            1996
                                        -------------    -------------   -------------
Net (loss) income:
     As reported                        $    (977,920)   $   2,664,157   $   2,323,100
     Pro forma                             (1,676,917)       2,180,523       2,164,434
(Loss) earnings per share:
     Basic (loss) earnings per share-
         As reported                    $       (0.12)   $        0.33   $        0.29
         Pro forma                              (0.20)            0.26            0.26
     Diluted (loss) earnings per share
         As reported                    $       (0.12)   $        0.32   $        0.28
         Pro forma                              (0.20)            0.25            0.25

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

AGGREGATE STOCK OPTION ACTIVITY

The following table summarizes stock option activity for the years ended December 31, 1998, 1997 and 1996:

                                                 1998                        1997                         1996
                                    -----------------------------  -----------------------------  --------------------------
                                                       WEIGHTED-                       WEIGHTED-                   WEIGHTED-
                                                        AVERAGE                        AVERAGE                     AVERAGE
                                    NUMBER OF          EXERCISE     NUMBER OF          EXERCISE    NUMBER OF       EXERCISE
                                     SHARES             PRICE        SHARES             PRICE       SHARES          PRICE
                                    ---------         ----------   ----------         ----------  -----------     -----------
Outstanding,
     beginning of year              1,100,036         $     5.80      742,207         $     4.16      607,309      $     1.29

         Granted                      486,750               7.07      552,333               7.29      389,007            7.94
         Exercised                   (120,064)              1.84      (93,073)              0.79      (64,777)           0.79
         Forfeited                   (384,967)              7.08     (101,431)              6.70     (189,332)           4.35
                                   ----------         ----------   ----------         ----------   ----------      ----------

Outstanding,
     end of year                    1,081,755         $     6.37    1,100,036         $     5.80      742,207      $     4.16
                                   ==========         ==========   ==========         ==========   ==========      ==========

Options vested at
     year-end                         351,090         $     5.10      246,196         $     3.81      170,662      $     1.00
                                   ==========                      ==========                      ==========      ==========

Weighted-average fair value
     of options granted
     during the year
                                   $     5.61               --     $     4.35               --     $     4.05            --

The following table summarizes information about stock options at December 31, 1998:

                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                            ---------------------------------------------    -------------------------
                                                WEIGHTED-
                                                 AVERAGE        WEIGHTED-                    WEIGHTED-
                                                REMAINING       AVERAGE                      AVERAGE
   RANGES OF                     NUMBER        CONTRACTUAL      EXERCISE       NUMBER        EXERCISE
EXERCISE PRICES               OUTSTANDING      LIFE (YEARS)      PRICE       EXERCISABLE      PRICE
---------------             --------------     ------------     ---------    -----------     ---------
 $0.38 - $0.38                 93,685              5.8          $0.38          77,183          $0.38
 $0.75 - $0.75                 62,219              6.1           0.75          45,680           0.75
 $2.25 - $2.25                  7,012              6.6           2.25           3,625           2.25
 $5.00 - $7.19                498,339              8.4           6.65         149,383           6.73
 $7.75 - $10.59               420,500              8.6           8.39          75,219           9.50
                            ---------              ---          -----         -------          -----
                            1,081,755              8.1          $6.37         351,090          $5.10
                            =========              ===          =====         =======          =====

6. EMPLOYEE 401(K) SAVINGS PLAN

The Company has a 401(k) savings plan that covers substantially all of its eligible employees. Employees may contribute up to 15 percent of their annual compensation, subject to certain limits. The Company matches employee contributions at 25 percent of up to 4 percent of the employees' contributions. Employees are eligible to participate after attaining the age of 21. The Company contributions vest ratably over a five-year period. The Company contributions to the plan totaled $84,031, $114,821 and $82,599 during 1998, 1997 and 1996, respectively.

7. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISKS;

The net investment in sales-type leases includes approximately $1,352,000 and $6,545,000 at December 31, 1998 and 1997, respectively, attributable to Fresenius Medical Care North America (FMC). The non-recourse notes payable includes approximately $0 and $6,050,000 at December 31, 1998 and 1997, attributable to FMC.

During the years ended December 31, 1998, 1997 and 1996, the following customers individually accounted for more than 10 percent of the Company's revenues:

                                             1998                       1997                        1996
                                 --------------------------   --------------------------   --------------------------
                                    AMOUNT               %      AMOUNT               %       AMOUNT               %
                                 -----------           ----   -----------           ----   ----------           -----
General Electric                 $ 8,412,000            11%   $   435,000             1%   $      --               0%
Packard Bell Electronics, Inc.
    (Packard Bell)                 1,946,000             3%    10,753,000            17%    12,473,000            20%
Federal Express Company
    (Fed Ex)                         955,000             1%     3,117,000             5%     6,906,000            11%
FMC                                3,025,000             4%     1,202,000             2%     8,601,000            14%

The loss of General Electric could have a significant impact on the results of operations of the Company in the near term. Revenues from General Electric and Packard Bell are included in service revenues in the accompanying consolidated statements of operations. During 1998 and 1996, revenues from FMC included significant sales-type lease transactions, and are included in hardware revenues in the accompanying consolidated statements of operations.

8. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company leases certain offices, production facilities and equipment under non-cancelable operating lease agreements expiring at various dates through the year 2003. Rent expense for the years ended December 31, 1998, 1997 and 1996, totaled approximately $1,606,000, $1,357,000 and $1,040,000, respectively.

Future minimum operating lease payments as of December 31, 1998, were as follows:

          YEAR ENDING
          DECEMBER 31,                              AMOUNT
          -----------                            -----------
             1999                                $   955,049
             2000                                    804,709
             2001                                    702,390
             2002                                    696,998
             2003                                    110,372
                                                 -----------
                                                 $ 3,269,518
                                                 ===========

OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain equipment under capital leases.

Future minimum lease payments under capital leases at December 31, 1998, together with the present value of the minimum lease payments, are as follows:

      YEAR ENDING
      DECEMBER 31,                                                    AMOUNT
      -----------                                                    --------
      1999                                                           $137,460
      2000                                                            137,460
      2001                                                            137,460
      2002                                                            137,460
      2003                                                             11,455
                                                                     --------
      Total minimum lease payments                                    561,295
      Less- Amount representing interest                              (90,017)
                                                                     --------
      Present value of minimum lease payments                         471,278
      Less- Current maturities                                       (100,532)
                                                                     --------
      Obligations under capital leases, net of current maturities    $370,746
                                                                     ========

Interest expense for obligations under capital leases was $42,631, $21,848 and $24,326 for the years ended December 31, 1998, 1997 and 1996 respectively.

Assets recorded under capital leases are included in property and equipment at December 31, 1998 and 1997, as follows:
                                             1998          1997
                                            --------      --------
       Furniture, fixtures and equipment    $554,032      $328,448
       Less- Accumulated depreciation       (125,186)     (131,380)
                                            --------      --------
                                            $428,846      $197,068
                                            ========      ========
LEGAL MATTERS

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

The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996, consisted of the following:

                                                        1998            1997          1996
                                                    -----------    -----------    -----------
Current:
     Federal                                        $ 1,169,000    $   235,000    $  (162,000)
     State                                              299,000         44,000        (30,000)
     Foreign                                            (44,000)        95,000         20,000
                                                    -----------    -----------    -----------
     Current provision (benefit) for income taxes     1,424,000        374,000       (172,000)
                                                    -----------    -----------    -----------
Deferred:
    Federal                                          (1,661,000)       915,000      1,250,000
    State                                              (311,000)       171,000        234,000
                                                    -----------    -----------    -----------
     Deferred income tax (benefit) provision         (1,972,000)     1,086,000      1,484,000
                                                    -----------    -----------    -----------
     (Benefit) provision for income taxes           $  (548,000)   $ 1,460,000    $ 1,312,000
                                                    ===========    ===========    ===========

The principal differences between the federal statutory tax rate and the effective tax rate are as follows for the years ended December 31, 1998, 1997 and 1996:
                                      1998     1997     1996
                                      ----     ----     ----
Federal statutory rate                34.0%    34.0%    34.0%
State taxes, net of federal benefit    4.0      4.0      4.0
Non-taxable income from investments   --       (1.0)    (1.9)
Other                                 (2.1)    (1.6)    --
                                      ----     ----     ----
                                      35.9%    35.4%    36.1%
                                      ====     ====     ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax reporting purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1998 and 1997, are summarized as follows:

                                                    1998            1997
                                                -----------    -----------
Deferred income tax assets:
     Goodwill                                   $   778,000    $   854,000
     Deferred income recognition                     43,000         60,000
     Allowance for doubtful accounts                345,000        130,000
     Net operating loss                             117,000        837,000
     Alternative minimum tax                           --          264,000
     Inventory valuation                            645,000           --
     Property and equipment impairment              249,000           --
     Other                                          257,000         83,000
                                                -----------    -----------
                                                  2,317,000      2,228,000
                                                -----------    -----------

Deferred income tax liabilities:
     Depreciation and amortization               (1,174,000)    (2,805,000)
     Sales-type leases                             (693,000)    (1,031,000)
     Other                                         (141,000)       (55,000)
                                                -----------    -----------
                                                 (2,008,000)    (3,891,000)
                                                -----------    -----------
                                                $   309,000    $(1,663,000)
                                                ===========    ===========

At December 31, 1998 and 1997, there was no valuation allowance for deferred taxes.

10. NON-RECURRING CHARGES:

During the second quarter of 1998, in response to the declining performance from its hardware sales business, the Company restructured its business operations by reducing the infrastructure and resources allocated to its hardware sales business. As a result, the Company incurred a one-time charge of approximately $338,000 related to staff reductions and approximately $1,600,000 related to inventory valuation adjustments to reduce the carrying cost of certain finished goods inventory to net realizable value. The Company also determined that the carrying amount of certain long-lived assets, replacement parts, may not be recoverable due to the Company's change to a fee-based spares sourcing program, Cisco's SMART Spares(TM). The Company assessed the fair value of the assets at the net realizable value for used replacement spares. The Company recognized an impairment loss in accordance with SFAS 121 on the replacement spares of approximately $845,000, representing the difference between the fair value of the assets and the carrying amount of the assets, for the year ended December 31, 1998. The amount is included in direct cost - services in the accompanying consolidated statements of operations for the year ended December 31, 1998

During fiscal year 1996, the Company adopted a plan to restructure certain of its operations in Memphis, Tennessee. Restructuring costs of approximately $244,000, primarily related to employee termination benefits, were incurred and are reflected in the accompanying consolidated statements of operations. All costs related to the restructuring were paid as of December 31, 1996.

11. BUSINESS SEGMENTS:

The Company operates in three primary business segments, one related to the sales of networking hardware and two related to the sale of services. The hardware segment provides networking and channel extension hardware primarily in the United States and Canada and the UK. The service operation segment is comprised of two segments, one operating in the network services industry and the other in the personal computer warranty repair industry.

Due to the nature of the Company's business, the segments share operating costs, assets and related liabilities. Where the ability to allocate specific amounts exists, they have been reflected in their respective segments.

In 1998, the Company incurred a one-time charge of approximately $1,600,000 related to inventory valuation adjustments and approximately $845,000 related to the write down of certain long-lived assets (see Note 10). Had these charges not been incurred, gross margins would have been $7,235,125 for the hardware segment and $5,894,508 for the TechCare(TM) Services segment.


There were no significant intercompany sales between the three segments for the years ended December 31, 1998, 1997 and 1996.

The following information summarizes the Company's segment information for years 1998, 1997 and 1996.

                                                     YEAR ENDED DECEMBER 31, 1998
                                    ---------------------------------------------------------------
                                                     TECHCARE(TM)     CUSTOM PC
                                     HARDWARE          SERVICES        SERVICES        CONSOLIDATED
                                    -----------      -----------     -----------       ------------
    Revenues                        $24,550,098      $23,790,639     $25,662,948       $74,003,685
    Gross margin                      5,637,186        5,047,871       5,096,850        15,781,907
    Operating costs                                                                     17,101,371
    Operating loss                                                                      (1,319,464)
    Interest expense                                                                      (206,456)
    Loss before benefit for
            income taxes                                                                (1,525,920)
    Benefit for income taxes                                                               548,000
    Net loss                                                                              (977,920)

                                                         YEAR ENDED DECEMBER 31, 1997
                                    ----------------------------------------------------------------
                                                     TECHCARE(TM)     CUSTOM PC
                                      HARDWARE         SERVICES        SERVICES         CONSOLIDATED
                                    -----------      -----------     -----------        ------------
    Revenues                        $27,746,861      $19,549,326     $17,618,610        $64,914,797
    Gross margin                      9,201,823        5,293,188       4,702,867        19,197,878
    Operating costs                                                                     15,033,095
    Operating income                                                                     4,164,783
    Interest expense                                                                       (40,626)
    Income before provision for
            income taxes                                                                 4,124,157
    Provision for income taxes                                                          (1,460,000)
    Net Income                                                                           2,664,157

                                                                YEAR ENDED DECEMBER 31, 1996
                                       -------------------------------------------------------------------
                                                        TECHCARE(TM)     CUSTOM PC
                                         HARDWARE         SERVICES        SERVICES            CONSOLIDATED
                                       -----------      -----------     -----------           ------------
Revenues                              $28,081,580        $15,813,341     $19,378,508         $63,273,429
Gross margin                            8,577,174         5,133,170        5,090,736          18,801,080
Operating costs                                                                               15,063,308
Operating income                                                                               3,737,722
Interest expense                                                                                (102,672)
Income before provision
      for income taxes                                                                          3,635,101
Provision for income
      taxes                                                                                    (1,312,000)
Net income                                                                                      2,323,000

IDENTIFIABLE ASSETS
-------------------

The company's identifiable assets for 1998, 1997 and 1996 are as follows:

                                        1998            1997            1996
                                        ----            ----            ----
HARDWARE SEGMENT
----------------
Inventory                           $ 1,796,000    $  3,461,000    $  4,446,000
Net Investment in Leases              6,970,000      14,205,000      10,983,000
Notes Payable                        (1,539,000)     (8,006,000)     (5,367,000)

TECHCARE(TM) SERVICES SEGMENT
-----------------------------
Replacement Parts, net                6,965,000       9,760,000       7,194,000
Deferred Revenue                     (2,767,000)     (2,155,000)     (2,769,000)

CUSTOM PC SERVICES SEGMENT
--------------------------
Accounts Receivable, net              7,896,000       2,795,186       5,765,000


GEOGRAPHIC INFORMATION
----------------------

The Company allocates revenues based on the selling location. Accordingly revenue from external customers was derived as follows:

                                1998              1997            1996

United States                 $70,336,849      $60,607,409     $61,597,001
United Kingdom (or foreign)     3,666,836        4,307,388       1,676,418
                              -----------      -----------     -----------
                              $74,003,685      $64,914,797     $63,273,429

The Company's long-lived assets, excluding deferred tax assets, were as follows:

United States                 $17,978,080      $25,098,368     $19,738,639
United Kingdom (or foreign)   $   152,212      $   243,403         189,979
                              -----------      -----------     -----------
                               18,080,292       25,341,771      19,928,618

     Schedule II

     Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996

                                                       BALANCE      ADDITIONS                      BALANCE
                                                      BEGINNING      CHARGED                         END
                                                      OF PERIOD     TO EXPENSE     DEDUCTIONS     OF PERIOD
                                                     ----------    -----------     ----------     ----------
     Allowance for Doubtful Accounts
       Year Ended December 31, 1998                   $342,898        $668,960       $ (99,605)    $912,253

      Allowance for Doubtful Accounts
       Year Ended December 31, 1997                    845,000        (381,572)       (120,530)    342,898

     Allowance for Doubtful Accounts
       Year Ended December 31, 1996                    200,000         694,217         (49,217)    845,000

                                 EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER               DESCRIPTION                                        PAGE
-------              -----------                                    ------------

 23.1      --        Consent of Arthur Andersen LLP - filed herewith.

 23.2      --        Consent of Pridie Brewster - filed herewith

 27        --        Financial Data Schedule.