Form 10-Q
period 1999-03-31
TECHFORCE CORP
filed 1999-05-17
CIK 920992

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

      --------------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

Yes [X]  No [ ]

                As of May 6, 1999, there were 8,279,298 shares of
                     the issuer's common stock outstanding.

                              TECHFORCE CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
-------   ---------------------                                         --------

Item 1    Financial Statements............................................ 1

          Consolidated Balance Sheets..................................... 1

          Consolidated Statements of Operations........................... 2

          Consolidated Statements of Cash Flows........................... 3

          Notes to Consolidated Financial Statements...................... 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 7

Item 3.   Quantitative and Qualitative Disclosures About Market Risks..... 11

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings............................................... 12

Item 2    Changes in Securities........................................... 12

Item 3    Defaults Upon Senior Securities................................. 12

Item 4    Submission of Matters to a Vote of Shareholders................. 12

Item 5    Other Information............................................... 12

Item 6    Exhibits and Reports on Form 8-K................................ 12

SIGNATURES

Signatures................................................................ 12

EXHIBIT INDEX

Exhibit Index............................................................. 13

                     TECHFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 March 31, 1999
                                 (In thousands)

              ASSETS                                             MARCH 31, 1999   DECEMBER 31, 1998
                                                                 --------------   -----------------
                                                                   (UNAUDITED)         (AUDITED)
CURRENT ASSETS
      Cash and cash equivalents                                     $  2,559           $  3,159
      Investments                                                        105                104
      Accounts receivable, net of allowance for
         doubtful accounts of approximately
         $1,010,000 and $912,000 at Mar. 31,
         1999, and Dec. 31, 1998                                      18,802             20,415
      Inventories                                                      2,281              1,796
      Prepaid expenses/other assets                                    2,679              1,222
      Net investment in sales type leases
        (current portion)                                              3,023              2,502
      Deferred taxes                                                   2,163              1,807
                                                                    --------           --------
         Total current assets                                         31,612             31,005
                                                                    --------           --------
PROPERTY, PLANT AND EQUIPMENT
      Leasehold improvements                                           1,337              1,165
      Furniture, fixtures and equipment                               10,637              9,916
      Equipment held for rental                                          799                703
      Replacement parts                                               17,550             17,107
                                                                    --------           --------
                                                                      30,323             28,891
      Less accumulated depreciation                                  (16,393)           (15,412)
                                                                    --------           --------
         Total property, plant and equipment, net                     13,930             13,479
                                                                    --------           --------

NET INVESTMENT IN SALES TYPE LEASES,                                   4,328              4,468
      Less current portion

OTHER ASSETS                                                              65                133
                                                                    --------           --------

         Total assets                                               $ 49,935           $ 49,085
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                              $  6,749           $  5,458
      Accrued expenses                                                 2,813              5,150
      Accrued contract labor                                           1,455              1,139
      Current maturities of obligations under
         capital leases, long-term debt and
         non-recourse notes payable                                    1,134                980
      Deferred revenue                                                 3,242              2,750
                                                                    --------           --------
                                                                      15,393             15,477
                                                                    --------           --------

OBLIGATIONS UNDER CAPITAL LEASES,
      net of current maturities                                          344                371

DEFERRED REVENUE, net of current portion                                  10                 17

DEFERRED TAXES                                                         1,483              1,498

NON-RECOURSE NOTES PAYABLE, net of
      current maturities                                                 815                659
                                                                    --------           --------
STOCKHOLDERS' EQUITY
      Common stock                                                        83                 83
      Additional paid in capital                                      28,596             28,577
      Retained earnings                                                3,211              2,403
                                                                    --------           --------
                                                                      31,890             31,063
                                                                    --------           --------
         Total liabilities and
            stockholders' equity                                    $ 49,935           $ 49,085
                                                                    ========           ========

                     TECHFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the quarter ended March 31, 1999 & 1998
                     (In thousands, except per share data)

                                                       QUARTER ENDED
                                                          MARCH 31
                                              ----------------------------------
                                                 1999                  1998
                                              (UNAUDITED)           (UNAUDITED)
                                              -----------           -----------
Revenues:
    Services                                       14,574                11,700
    Hardware                                        6,729                 4,917
                                               ----------            ----------
       Total revenues                              21,303                16,617

Direct Cost:
    Services                                       11,734                 9,276
    Hardware                                        4,958                 4,102
                                               ----------            ----------
       Total direct cost                           16,692                13,378

Gross Margin:
    Services                                        2,840                 2,424
    Hardware                                        1,771                   815
                                               ----------            ----------
       Total gross margin                           4,611                 3,239

Operating Costs:
    Selling and marketing                           1,724                 1,955
    General and administrative                      1,579                 1,440
                                               ----------            ----------
                                                    3,303                 3,395

Operating Income (loss)                             1,308                  (156)

Interest (income) expense, net                         (3)                   20
                                               ----------            ----------

Income (Loss) before taxes                          1,311                  (176)

Provision (Benefit) for
   income taxes                                       503                   (61)
                                               ----------            ----------

Net Income (loss)                                     808                  (115)
                                               ==========            ==========
Basic earnings (loss) per
  common share                                       0.10                 (0.01)
                                               ==========            ==========
Diluted earnings (loss) per
  common share                                       0.10                 (0.01)
                                               ==========            ==========
Weighted average number of
    common shares outstanding - basic           8,263,860             8,123,103
                                               ==========            ==========
Weighted average number of
    common and common
    equivalent shares outstanding - diluted     8,422,601             8,123,103
                                               ==========            ==========

                     TECHFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                         ---------------------------
                                                                            1999            1998
                                                                         -----------     -----------
                                                                         (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities
          Net income (loss)                                                $   808         ($  115)
          Adjustments to reconcile net income (loss) to net cash
             provided by (used in) operating activities:
                  Depreciation and amortization                              1.049           1,437
                  Deferred income tax (benefit) provision                     (371)            132
                  Changes in assets and liabilities:
                          Accounts receivable                                1,613          (3,294)
                          Inventories                                         (485)           (419)
                          Prepaid expenses and other current assets         (1,457)           (197)
                          Accounts payable                                   1,291             850
                          Accrued expenses                                  (2,339)         (1,021)
                          Accrued contract labor                               316             231
                          Deferred revenue                                     485           1,376
                                                                           -------         -------
                                  Net cash provided by (used in)
                                    operating activities                       910          (1,020)
                                                                           -------         -------
Cash Flows from investing activities
          Purchase of property and equipment                                (1,432)         (1,656)
          (Purchase) sale of investments                                        (1)          3,075
          Investment in sales-type leases                                     (381)            607
                                                                           -------         -------
Net cash (used in) provided by investing activities                         (1,814)          2,026
                                                                           -------         -------
Cash flows from financing activities
          Proceeds from stock options exercised                                 21              41
          Repayments of capital lease obligations                              (27)            (10)
          Borrowings/(Payments) of non-recourse notes payable,
            secured by sales-type leases                                       310            (710)
                                                                           -------         -------
Net cash provided by (used in) financing activities                            304            (679)
                                                                           -------         -------

Net (decrease) increase in cash and cash equivalents                          (600)            327

Cash and cash equivalents, beginning of period                               3,159             735
                                                                           -------         -------

Cash and cash equivalents, end of period                                   $ 2,559         $ 1,062
                                                                           =======         =======

                     TECHFORCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.   NATURE OF BUSINESS

     Established in 1991, TechForce (the "Company") operates two primary business units providing support for corporate enterprise networks and personal computers. Our Enterprise Network Services business unit provides multivendor network support services for local and wide area networks (LAN/WAN) to corporate customers, manufacturers, carriers, and network integrators. The Enterprise network services, branded under the name "TechCare(SM)," include offerings for network consulting, management and monitoring, integration, and maintenance. The Company also sells and leases networking equipment which serves as a base for additional long-term support agreements. Our Custom PC Services business unit provides on-site, depot and logistics services for personal computers and peripheral devices for PC manufacturers, retailers and other extended-warranty providers.

2.   BASIS OF FINANCIAL REPORTING

     The condensed consolidated financial statements at March 31, 1999 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3.   MAJOR CUSTOMERS

     During the quarters ended March 31, 1999, and March 31, 1998, the following customers individually accounted for 10% or more of the Company's revenue:

                                    QUARTER ENDED MARCH 31, 1999    QUARTER ENDED MARCH 31, 1998
                                    ----------------------------    ----------------------------
                                    AMOUNT ($000)    PERCENTAGE     AMOUNT ($000)   PERCENTAGE
                                    -------------   ------------    ------------- --------------
     Best Buy Corporation              $ 3,394          16%             $     6    less than 1%
     General Electric Corporation      $ 2,141          10%             $ 3,023        18%
     Sears Roebuck and Company         $ 2,141          10%             $ 1,022        6%

     The loss of revenues from Best Buy Corporation, General Electric Corporation or Sears Roebuck and Company could have a material impact on the results of the operations of the Company in the near term.

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

     The following is a reconciliation of the denominators of the basic and diluted earnings per share computations shown on the face of the accompanying consolidated statements of operations:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               1999             1998
                                                           -----------       ----------
     Basic weighted average number of common
          shares ............................               8,263,860         8,123,103
     Dilutive effect of options outstanding ............      158,741                 -
     Diluted weighted average number of common
         and common equivalent shares outstanding.......    8,422,601         8,123,103

     The following options were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for March 31, 1999:

             Number of options ...............................        755,794
             Range of exercise prices ........................    $6.50 - 10.59
             Range of expiration dates .......................     2005 - 2009

     The following options were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share because the company incurred a net loss:

             Number of options ...............................      1,389,561
             Range of exercise prices ........................     $.38 - 9.63
             Range of expiration dates .......................     2004 - 2008

5.   LEGAL MATTERS

     From time to time, the Company is involved in certain litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such matters will not have a material adverse effect on the Company's financial position at March 31, 1999 or results of operations for the three months then ended.

6.   RECLASSIFICATIONS

     Certain amounts included in the 1998 financial statements have been reclassified to conform with the 1999 financial statements.

7.   BUSINESS SEGMENTS

     The Company operates in three primary business segments, one related to the sale of networking hardware and two related to the sale of services. The hardware segment provides networking and channel extension hardware primarily in the United States, Canada and the United Kingdom. The service operation segment is comprised of two segments, one operating in the network services industry and the other in the personal computer warranty repair industry.

     Due to the nature of the Company's business, the segments share operating costs, assets and related liabilities. Where the ability to allocate specific amounts exists, they have been reflected in their respective segments.

     There were no significant intercompany sales between the three segments for the three month periods ended March 31, 1999 and 1998.

     The following information summarizes the Company's segment information for the three month periods ended March 31, 1999 and 1998.

                                            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
                                        -------------------------------------------------------
                                                     TECHCARE(TM)    CUSTOM PC
                                          HARDWARE     SERVICES       SERVICES    CONSOLIDATED
                                        -----------  ------------   -----------   -------------
              Revenues                  $ 6,729,204  $ 6,243,246    $ 8,330,659   $ 21,303,109
              Gross margin                1,771,096    1,078,214      1,761,837      4,611,147
              Operating costs                                                        3,303,026
              Operating income                                                       1,308,121
              Interest Income                                                            3,183
              Income before provision
                   for income taxes                                                  1,311,304
              Provision for income taxes                                               502,933
              Net Income                                                               808,371

                                            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998
                                        -------------------------------------------------------
                                                     TECHCARE(TM)    CUSTOM PC
                                          HARDWARE     SERVICES       SERVICES    CONSOLIDATED
                                        -----------  ------------   -----------   -------------
              Revenues                  $ 4,916,525  $ 5,533,396    $ 6,166,899   $ 16,616,820
              Gross margin                  814,598    1,140,447      1,283,338      3,238,383
              Operating costs                                                        3,394,593
              Operating loss                                                          (156,210)
              Interest expense                                                          20,008
              Loss before benefit
                   for income taxes                                                   (176,218)
              Benefit for income taxes                                                 (61,081)
              Net loss                                                                (115,137)

             IDENTIFIABLE ASSETS AND LIABILITIES

                                                 FOR THE PERIOD ENDED MARCH 31, 1999, AND DECEMBER 31, 1998
                                                 ----------------------------------------------------------
                                                              1999                       1998
                                                           ----------                 ----------
             HARDWARE SEGMENT
                      Inventory                            $2,281,000                 $1,796,000
                      Net Investment in Leases              7,351,000                  6,970,000
                      Notes Payable                        (1,949,000)                (1,539,000)

             TECHCARE(TM) SERVICES SEGMENT
                      Replacement Parts, Net                7,055,000                  6,965,000
                      Deferred Revenue                     (3,253,000)                (2,767,000)

             CUSTOM PC SERVICES SEGMENT
                      Accounts Receivable Net               7,251,000                  7,896,000

             GEOGRAPHIC INFORMATION

             The Company allocates revenues based on the selling location. Accordingly revenue from external customers was derived as follows:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                  1999              1998
                                              -----------       -----------
             North America                    $20,750,970       $15,949,175
             United Kingdom                       552,139           667,645
                                               ----------        ----------
                                              $21,303,109       $16,616,820

             The Company's long-lived assets, excluding deferred assets, were as follows:

                                            FOR THE PERIOD ENDED MARCH 31, 1999,
                                                    AND DECEMBER 31, 1998
                                            ------------------------------------
                                                  1999               1998
                                               ----------       -----------
             North America                    $18,187,310       $17,978,080
             United Kingdom                       127,541           152,212
                                              -----------       -----------
                                              $18,314,851       $18,130,292

8.   NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Established in 1991, TechForce (the "Company") operates two primary business units providing support for corporate enterprise networks and personal computers. Our Enterprise Network Services business unit provides multivendor network support services for local and wide area networks (LAN/WAN) to corporate customers, manufacturers, carriers, and network integrators. The Enterprise network services, branded under the name "TechCare(SM)," include offerings for network consulting, management and monitoring, integration, and maintenance. The Company also sells and leases networking equipment which serves as a base for additional long-term support agreements. Our Custom PC Services business unit provides on-site, depot and logistics services for personal computers and peripheral devices for PC manufacturers, retailers and other extended-warranty providers. For on-site repair and parts replacement services, we dispatch our own customer support representatives, as well as TechForce certified contracted technicians located in the United States, Canada and the United Kingdom.

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

      Revenues from General Electric represented 10% of total Company revenues for the three months ended March 31, 1999 as compared to 18.2% for the three months ended March 31, 1998. Revenues from Sears and Best Buy represented 10% and 16% of total Company revenues respectively for the three months ended March 31, 1999, as compared to less than 10% respectively for the three months ended March 31, 1998.

      Other issued but not yet required FASB standards are not currently applicable or material to the Company's operations.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      TOTAL REVENUES. Total revenues increased 28.2% from the three months ended March 31, 1998 to the three months ended March 31, 1999 largely due to increased hardware sales, network services revenue, and custom PC services. Revenues from channel networking decreased in line with management's expectations.

      SERVICE REVENUES. Revenues from services increased 24.6% from $11.7 million for the three months ended March 31, 1998 to $14.6 million for the three months ended March 31, 1999. This increase was attributable to increased network services, network integration services and custom PC services revenues partially offset by the reduced channel networking revenues. Revenues from network services and network integration services increased by 17.8% and 52.2% respectively, while revenues from custom PC services increased by 35.1% for the three months ended March 31, 1999 as compared to revenues from these services for the three months ended March 31, 1998.

      HARDWARE REVENUES. Revenues from hardware sales increased 36.9% from $4.9 million for the three months ended March 31, 1998 to $6.7 million for the three months ended March 31, 1999. Hardware revenues included revenues from leasing activities of $0.4 million and $1.4 million for the three months ended March 31, 1998 and 1999, respectively.

      COST OF SERVICE. Cost of service increased 26.5% from $9.3 million for the three months ended March 31, 1998 to $11.7 million for the three months ended March 31, 1999. The cost of service increase was attributable to the growth in business volumes from Custom PC Services, and the increased cost structure to support the growth of network integration services.

      COST OF HARDWARE. Cost of hardware increased 20.9% from $4.1 million for the three months ended March 31, 1998 to $5.0 million for the three months ended March 31, 1999.

      GROSS MARGIN. Overall gross margin increased 42.4% from $3.2 million (19.5% of total revenues), for the three months ended March 31, 1998 to $4.6 million (21.6% of total revenues), for the three months ended March 31, 1999. Gross margin on services increased 17.2% from $2.4 million for the three months ended March 31, 1998 to $2.8 million for the three months ended March 31, 1999 while decreasing as a percent of service revenues from 20.7% to 19.5%, respectively. Gross margin on hardware revenues increased 117.3% from $.8 million for the three months ended March 31, 1998 to $1.8 million for the three months ended March 31, 1999. This increase was caused primarily by increased hardware revenues with margins in excess of historical levels during the three months ended March 31, 1999. Hardware margins as a percentage of hardware revenues increased from 16.6% for the three months ended March 31, 1998 to 26.3% for the three months ended March 31, 1999.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 11.8% from $2.0 million for the three months ended March 31, 1998 to $1.7 million for the three months ended March 31, 1999. The decrease resulted primarily from a reduction of the sales infrastructure.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9.7% from $1.4 million for the three months ended March 31, 1998 to $1.6 million for the three months ended March 31, 1999. This increase was primarily due to increases in business systems development and support expenses, professional expenses and other general support expenses. General and administrative expenses as a percentage of revenues decreased from 8.7% for the three months ended March 31, 1998 to 7.4% for the three months ended March 31, 1999.

      OPERATING INCOME. Operating income increased from $(0.2) million (0.9% of total revenues), for the three months ended March 31, 1998 to $1.3 million (6.1% of total revenues), for the three months ended March 31, 1999.

      INTEREST EXPENSE, NET. Net interest expense totaled $20,000 for the three months ended March 31, 1998, resulting from interest on the company's line of credit and notes payable partially offset by investments. Net interest income totaled $3,000 for the three months ended March 31, 1999, resulting from interest income on investments offset by interest expense on the company's line of credit and notes payable.

      INCOME TAXES. The Company's effective income tax rate was 38.4% for the three months ended March 31, 1999, compared to a 34.7% effective income tax rate for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's operating activities used cash of $1.0 million and provided cash of $0.9 million for the three months ended March 31, 1998 and 1999, respectively. Cash used in operating activities for the 1998 period was primarily due to a net operating loss, increases in accounts receivable, inventories and prepaid expenses, and reductions in accrued expenses, offset by a decrease in other assets and increases in accounts payable, accrued contract labor, deferred revenue and net deferred taxes. Cash provided by operating activities for the 1999 period was primarily due to net income before depreciation and amortization, decreases in accounts receivable and other assets, and increases in accounts payable, accrued contract labor and deferred revenue, offset by increases in inventories and prepaid expenses, and decreases in accrued expenses and net deferred taxes.

      The Company's investing activities provided cash of $2.0 million and used cash of $1.8 million for the three months ended March 31, 1998 and 1999, respectively. Cash used by the Company's investing activities for the 1998 period related to the purchase of property and equipment. Cash was provided by the sale of investments and increases in investment of sales-type leases. Cash used by the Company's investing activities for the 1999 period resulted from the purchase of property and equipment. Cash was provided by the reduction of investment in sales-type leases.


      Financing activities used cash of $0.7 million and provided cash of $0.3 million for the three months ended March 31, 1998 and 1999, respectively.

      The Company's cash requirements have been financed with cash flow from operations and borrowings under its revolving credit facility with First Union National Bank of Florida (the "Bank") since October 1996. The credit facility with the Bank provides for borrowings of up to $15.0 million based on the value and aging of the Company's eligible accounts and lease receivables. Borrowings under the line of credit bear interest at the Bank's quoted variable base rate, which has ranged from 6.43% to 7.12% during the three months ended March 31, 1999, and was 6.43% as of March 31, 1999. As of March 31, 1999, the Company had no outstanding balance under the line of credit with approximately $11.3 million available for borrowing thereunder based upon the Company's qualifying accounts receivables. The Company intends to use its borrowing capacity under the line of credit primarily for working capital requirements. The credit facility expires in September 1999. Although there can be no assurances that the Bank will do so, the Company believes that the Bank will agree to renew the facility.

      As of March 31, 1999 the Company's investment in sales-type leases included $2.2 million of leases which had been discounted via non-recourse notes payable to the banks. Additionally investment in capital leases includes $5.2 million of undiscounted leases, a portion of which the Company plans to discount in 1999. This leasing activity places demands on the Company's working capital based on the timing and availability of discounting activities with financial institutions.

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

      The Company believes that it will be Year 2000 ready with no material impact on its business and estimates that its total costs related to all Year 2000 compliance efforts will be approximately $250,000 to $300,000. Any corrective action will not materially affect the Company's operating results or financial condition

KEY EMPLOYEE COMPENSATION CONTINUATION PLAN.

       In 1998, the Board of Directors adopted the Key Employee Compensation Continuation Plan (the "Continuation Plan"). Under the Continuation Plan, employees identified by the Board of Directors as "key" or critical to TechForce are entitled to a severance payment equal to a percentage of their compensation (including certain other benefits, bonus amounts and perquisites) for the twelve-month period ending upon their termination. Each of the Company's executive officers is entitled to receive a severance payment of 100% of their compensation. We adopted the Continuation Plan to attract the highest quality individuals to become key members of our leadership team and to retain the high-quality individuals who are presently members of our leadership team.

SAFE HARBOR STATEMENT

      The Management's Discussion and Analysis and other portions of this Report, include "forward-looking" statements within the meaning of the federal securities laws, that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company will not retain or grow its customer base, (2) that the Company will fail to be competitive with existing and new competitors,
(3) that the Company will not be able to sustain its current growth, (4) that the Company will not adequately respond to technological developments impacting its industry and markets, (5) that needed financing will not be available to the Company if and as needed, (6) that a significant change in the growth rate of the overall U.S. economy will occur such that consumer and corporate spending are materially impacted, (7) that the Company or its vendors and suppliers may fail to timely achieve Year 2000 readiness such that there is a material adverse impact on the business, operations or financial results of the Company, (8) that a drastic negative change in market conditions occurs, or (9) that some other unforeseen difficulties occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

        Not Applicable.

PART II     OTHER INFORMATION
-------     -----------------

Item 1.     Legal Proceedings
            Not Applicable.

Item 2.     Changes in Securities
            Not Applicable.

Item 3.     Defaults Upon Senior Securities
            Not Applicable.

Item 4.     Submission of Matters to a Vote of Shareholders
            Not Applicable

Item 5.     Other Information
            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a) EXHIBIT NO.        DESCRIPTION
                -----------        -----------

                  10.1             Key Employee Compensation Continuation Plan

                  27.1             Financial Data Schedule

            (b) No reports on Form 8-K were filed during the period.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TECHFORCE CORPORATION

      Date: May 13, 1998            /s/ JERREL W. KEE
                                        -------------------------------------
                                    Jerrel W. Kee
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

10.1    Key Employee Compensation Continuation Plan

27.1    Financial Data Schedule